Form 10-K
period 1997-12-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1998-03-31
CIK 1015464

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ---------     EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---------     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
               _______ TO _______

Commission File Number: 000-23453

                        FLEXIINTERNATIONAL SOFTWARE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         Delaware                                                    06-1309427
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

    Two Enterprise Drive, Shelton, CT                                06484
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       Registrant's telephone number, including area code: (203) 925-3040

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
         None                                          None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, $.01 par value per share

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sales price of Common Stock on March 11, 1998 as reported on the Nasdaq National Market, was approximately $79.5 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 1998, there were 16,497,378 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be held April 30, 1998 are incorporated by reference in Items 10, 11, and 12 of Part III of this Annual Report on Form 10-K.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I.                                              PAGE
                                                     ----
Item 1.           Business.........................................................................1
Item 2.           Properties.......................................................................6
Item 3.           Legal Proceedings................................................................7
Item 4.           Submission of Matters to a Vote of Security Holders..............................7

PART II.
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters............9
Item 6.           Selected Financial Data..........................................................11
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations....................................................................12
Item 7A.          Quantitative and Qualitative Disclosure about Market Risk........................24
Item 8.           Financial Statements and Supplementary Data......................................24
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure........................................................24

PART III.
Item 10.          Directors and Executive Officers of the Registrant...............................25
Item 11.          Executive Compensation...........................................................25
Item 12           Security Ownership of Certain Beneficial Owners and Management...................25
Item 13.          Certain Relationships and Related Transactions...................................25

PART IV.
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..................25
                  Signatures.......................................................................26

This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the forgoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors that May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

FlexiFinancials, FlexiLedger, FlexiPayables and FlexiReceivables are registered trademarks, and the Flexi logo, FlexiAnalysis, FlexiAssets, FlexiDB, FlexiDesigner, FlexiDeveloper, FlexiInfoCenter, FlexiInfoSuite, FlexiInternational, FlexiInventory, FlexiObjects, FlexiOrders, FlexiPurchasing, FlexiSecure, FlexiTools and FlexiWorkFlow are trademarks, of FlexiInternational Software, Inc. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     FlexiInternational Software, Inc. ("Flexi" or the "Company") designs, develops, markets and supports the Flexi family of financial and accounting software applications and related tools. The Flexi solution -FlexiFinancials, FlexiInfoSuite and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting requirements. The Company believes that the solution's distributed, object-oriented, component-based architecture provides significant advantages over traditional financial accounting software, including greater transaction throughput and scalability, ease of implementation, modification and use, and reduced cost of ownership. Flexi products are designed to support new technologies as they develop, including the Internet and corporate intranets, can be modified quickly and efficiently by users to create tailored business solutions and can readily be integrated with new applications to support evolving business processes.



SOFTWARE PRODUCT ARCHITECTURE

     The Flexi solution provides easy access to critical financial information through a suite of open, distributed financial accounting applications and tools based on an object-oriented, component-based architecture. The business advantages of the Flexi solution include:

     * DEPLOYMENT OF EMERGING TECHNOLOGIES. The Flexi solution is designed to support new technologies as they develop. For example, the Company was one of the first client/server financial accounting software vendors to offer Internet enhancements for its products in 1996. It was also one of the first to introduce a broad range of ActiveX components in 1997, allowing the Company's products to support Internet or intranet communications and permitting its users to draw on the Internet for flexible and cost-effective communications across dispersed locations without significant code reconfiguration. This greatly increases the flexibility and breadth of access to the Flexi solution without significant additional customer investment.

     * ABILITY TO ADAPT TO CHANGING BUSINESS PROCESSES. The Company's object-oriented, component-based architecture allows the Flexi solution to be modified quickly and efficiently by users. In addition, users can seamlessly integrate the Flexi solution with new applications to support business processes and to address new business strategies as they evolve. As a result, the Flexi solution can facilitate the implementation by organizations of new and more efficient ways to conduct their businesses.

     * HIGH PERFORMANCE WITH SOPHISTICATED FUNCTIONALITY. By offering native support of multiple databases and server-based processing, the Flexi solution provides enhanced data and transaction throughput and greater scalability in comparison with traditional financial accounting solutions. The Company believes that the Flexi solution is also among the few client/server solutions offering the functionality and scalability required by organizations with sophisticated accounting requirements, especially multinational and rapidly growing organizations. For example, the Company's FlexiLedger system can support multi-company consolidations, full currency translation, a high level of user-defined data security and broad capacity to implement allocations-critical functions for sophisticated users that are not otherwise available on a comprehensive basis in legacy client/server systems. The performance and functionality of the Flexi solution allows organizations to rapidly and efficiently process financial data and close their books, providing managers with quicker access to critical business information.

     * REDUCED COST OF OWNERSHIP. The Flexi solution can significantly reduce the overall cost of ownership for organizations with sophisticated financial accounting requirements. The Company's object-oriented, component-based solution is written in an industry-standard language (C++) and can be quickly and easily implemented, maintained and operated, and the time involved to add or change features is far less than that required with legacy client/server systems. The Flexi solution's ability to operate across a broad range of hardware and database platforms reduces the need for major technology investments to transition to the Company's solution, while its data access layer reduces the need by customers to change or reconfigure their installed databases. The Flexi solution further reduces the need for hardware investment and reduces personnel costs as its high performance allows users to satisfy their processing requirements without the need for more powerful or additional processing resources.

TECHNOLOGY

     To achieve high performance, full portability and scalability across platforms, rich application functionality and easy access to information, the Flexi solution incorporates the following key technical features:

     * Object-oriented, component-based architecture assures that in addition to high functionality, the Company's systems are highly flexible. The use of leading CASE tools and coding in C++ facilitates customization by users and maximizes reusable code for developers. Furthermore, the use of the ANSI standards for the C++ language facilitates the portability of the Company's products, as the code is supported over a range of native C++ compilers available on a number of widely used operating systems. Component-based architecture allows organizations to create tailored business solutions by simplifying and shortening the implementation of applications acquired from multiple sources. The Company's object-oriented, component-based architecture also facilitates the support of Internet functionality by the Company's products.

     * Distributed architecture to provide platform portability and optimize performance. If an application's logic resides only on the client, users are unable to efficiently process high-volume transactions, while if it is resident only on the server, the interactive performance of the application is degraded. The Company's multi-tier distributed architecture allocates system functionality across tiers to avoid these limitations and assures that the requirements of sophisticated users needing high performance and immediate access, coupled with ease of use, are met.

     * Data abstraction layer that accesses multiple database systems natively, enhancing the performance and portability of the Company's solution, which currently supports Sybase, IBM's DB2, Microsoft's SQL Server and Oracle.

     * Support of open systems and industry standards enhances the portability and scalability of the Company's products. The Company supports a wide range of server operating systems (including Windows NT, AIX, Solaris, HPUX and 0S/390), traditional client platforms such as Windows (including Windows 3.x, 95 and NT) and emerging technologies such as the Internet, facilitating ease of use, system portability and smooth integration of packages from third-party vendors as required to provide generic functionality.


PRODUCTS

     The Flexi solution is an integrated set of financial accounting applications, together with related information applications and development tools, that address the needs of users with sophisticated financial accounting requirements and is easily customized and supports the latest technologies as they evolve. The following table provides selected information relating to the Company's three core families of products, its FlexiFinancials financial accounting systems, its FlexiInfoSuite family of reporting and workflow applications and its FlexiTools development and customized tools. All of the Company's products can operate on a fully integrated basis, or be licensed separately for use on a stand-alone basis or for integration with products from third-party vendors.



                        COMMERCIAL                             COMMERCIAL                                         COMMERCIAL
  FLEXIFINANCIALS      INTRODUCTION       FLEXIINFOSUITE      INTRODUCTION            FLEXITOOLS                 INTRODUCTION
  ---------------      ------------       --------------      ------------            ----------                 ------------
FlexiLedger                1993           FlexiWriter             1993                 FlexiControl                   1993
FlexiPayables              1994           FlexiAnalysis           1994                 FlexiDesigner                  1994
FlexiReceivables           1995           FlexiWorkFlow           1996                 FlexiDeveloper                 1994
FlexiPurchasing            1996           FlexiNet                1996                 FlexiDB                        1996
FlexiAssets                1997                                                        FlexiActiveX Controls          1997
FlexiOrders                1997
FlexiInventory             1997

FlexiFinancials

     * FLEXILEDGER. FlexiLedger, the general ledger module for FlexiFinancials, provides the functionality required for users with sophisticated financial accounting requirements, including the ability to support an unlimited number of currencies, multicurrency accounts and multicurrency sets of books; multi-company consolidations; user-defined subledgers; flexible account validation; sophisticated summarization and allocation structure, as well as other normal ledger functions, with levels of security traditionally associated with mainframes.

     * FLEXIPAYABLES. FlexiPayables is an accounts payable module that supports centralized and decentralized accounts payable processing through sophisticated operation and accounting security controls, while supporting the generation of invoices and payment authorizations automatically routed for approval. Users have the flexibility to establish payment rules, terms for payment, cash management, expense control and vendor management.

     * FLEXIRECEIVABLES. FlexiReceivables is an accounts receivable module that supports automatic cash application, invoice aging and discounts, as well as flexible rules for account group, payment schedule commission and other terms. It can be easily configured to define multiple account distribution or multiple-company accounting for management of receivables across large organizations.

     * FLEXIPURCHASING. FlexiPurchasing is a dynamic purchasing management module that tracks purchases from requisition to purchase order to invoicing, as well as delivery and storage, including data ranging from discount levels to receipt and acceptance of goods. Users can define, among other items, management approval levels, all relevant report information and payment terms.

     * FLEXIASSETS. FlexiAssets is a fixed-asset module for controlling and tracking the physical location of all assets, while providing depreciation calculations on a fully automated basis. The user can maintain records on an unlimited number of assets. FlexiAssets permits the user to choose depreciation methods, and to maintain records to satisfy GAAP and federal, state and local property tax reporting requirements.

     * FLEXIORDERS. FlexiOrders handles a user's complete ordering cycle online, from quotations and order processing to shipment and returns. In addition, it generates all necessary forms and documentation for processing and packaging orders and allows designation of multiple scheduling and delivery dates.

     * FLEXIINVENTORY. FlexiInventory is an inventory management module that provides complete inventory control from receipt of stock through inventory analysis and evaluation, while tracking parts through multiple warehouses and bin locations. It can support an unlimited number of parts and can define maximum, minimum and reorder points for each part.

FlexiInfoSuite

     The FlexiInfoSuite software takes advantage of the flexibility of the Company's products and their ability to be integrated seamlessly with other technologies to provide a "best-of-class" report development, report generation and workflow system to serve a broad range of management information and control requirements, ranging from high-volume batch processing to interactive, on-line analytical processing to workflow design and implementation. The FlexiInfoSuite software has the flexibility to provide highly tailored reports in industry-standard formats, with the functionality to support a high volume of data across organizations, while providing customers freedom of choice in their selection of GUI, security and presentation.

     The FlexiInfoSuite software includes: FlexiWriter, for high-volume general ledger financial statements, either on-site or at remote locations; FlexiAnalysis, which provides general ledger access directly from Excel without leaving the Microsoft spreadsheet environment; and FlexiWorkFlow, which manages accounting approval processes throughout the organization. To meet specific customer requirements, the Company also offers imaging, reporting and workflow solutions developed by third parties as part of its FlexiInfoSuite solution, including reporting applications by Arbor Software Corporation, imaging solutions by Filenet Corporation and reporting applications by Crystal Computer Services Inc.

     During the fourth quarter of 1996, the Company released FlexiNet, an Internet-enabled application extension. FlexiNet includes HTML-based queries for key functions within the FlexiFinancials applications. These HTML-based queries provide convenient access over the Internet to functional areas such as vendor invoice status within FlexiPayables, purchase requisition input, customer account inquiries within FlexiReceivables and dynamic balance analysis within FlexiLedger. Full field-level security is maintained through the transparent, yet secure, use of dual passwords between the browser, the Web server and the FlexiFinancials database.

FlexiTools

     FlexiTools are development and customization tools based on the C++ language that permit users to take advantage of the object-oriented, component-based architecture of the Company's systems to accommodate their unique requirements in a timely and cost-effective manner. FlexiDesigner, FlexiDeveloper and FlexiDB provide users with the flexibility to extend Flexi applications and customize the interface and database definitions. With these tools, customers may add additional fields to any table, modify the attributes of a currently existing database or customize their graphical user interface. Each customer has a high degree of flexibility regarding screen or menu structure. Through the revision control feature, subsequent updates may be easily applied without overriding customized modifications. By maintaining customized applications throughout subsequent software releases, FlexiTools reduce the risk of both subsequent system errors and overall system costs.

     FlexiControl permits users to define and manage system-wide controls such as security, while FlexiActiveX Controls allows customers to create interfaces between any Windows-based applications supporting OLE (Object Linking and Embedding) controls and FlexiFinancials modules. The Company believes that FlexiTools increase the flexibility of its products and facilitate seamless integration with customer applications.

FlexiCenter

     FlexiCenter provides for installation of the Company's software and for remote diagnostics of customer issues by the Company's support personnel. This workstation has all the required Flexi software installed, as well as the necessary communication software, and is shipped to all clients as part of the installation process.

Pricing

     The Company offers server and client licenses for each of its products. Such licenses vary broadly based on modules, authorized sites, enabled platforms and volume discounts, if any. A module with typical configurations ranges in price from $40,000 to over $300,000.

Product Enhancements and Developments

     The Company plans to continue to build on its object-oriented, component-based expertise and believes that it is particularly well positioned to take advantage of the adoption of the Internet and corporate intranets as critical components of an organization's future system deployments. The Company's technology facilitates the distribution of accounting functionality across users and workgroups in an automated, "just-in-time" manner over the Internet, as opposed to the significant implementation efforts required by networks associated with legacy client/server systems. With the introduction of FlexiNet in 1996, the Company established itself as one of the first accounting software vendors to provide Internet/intranet access.

     During the fourth quarter of 1997, the Company introduced, on a limited basis, its distributed computing capability incorporating a platform-independent, Java-based presentation layer and utilizing Microsoft Transaction Server. Beginning in the second half of 1998, the Company plans to release for general availability extended distributed computing capabilities utilizing both Microsoft Transaction Server and multiple Common Object Request Broker Architecture ("CORBA")-compliant network transaction monitors such as IBM Component Broker. This will permit users to select a browser, spreadsheet or other data access tool for accessing FlexiFinancials processes without pre-installed Flexi software, which will allow full use of the Flexi solution as the Internet increasingly becomes the common data exchange vehicle of choice for users worldwide. The Company anticipates that it will continue to enhance the Internet functionality of its products with the inclusion of additional features on an ongoing basis. The Company will also continue over time to introduce submodules to its products to meet specific requirements of key industry sectors such as banking, insurance and other financial services.



SALES AND MARKETING

     The Company sells its products through direct and indirect channels. The Company believes there is a significant market for the advanced functionality of its products and intends to supplement its direct sales force by expanding its distribution network in selected foreign markets.

Direct Sales

     The Company sells its products directly to end users through nine sales offices in the United States and one office in the United Kingdom. The Company's sales staff, which has extensive experience in financial accounting software and computer technology, consists of account executives who develop leads and coordinate sales activity, product representatives with extensive knowledge of the Company's product offerings and support staff. The percentage of the Company's total revenues attributable to direct sales in 1997, 1996 and 1995 was 88.1%, 96.3% and 99.2%, respectively. As of December 31, 1997, the Company had 30 employees in sales, and the Company plans to increase its sales organization in 1998.

Indirect Sales

     The Company's indirect sales channel consists of Flexi Industry Partners ("FIPs") and an international distributor. The Company currently has relationships with FIPs in the healthcare, real estate, retail and manufacturing industries. By leveraging the sales organization and market expertise of its FIPs, the Company can focus on the specific needs of vertical markets without disproportionate investment. To date, the agreements between the Company and its FIPs have required the payment of an initial technology fee by the FIPs and additional royalty fees based on product sales by the FIPs.

     The Company has an international distributor in Hong Kong and plans to establish additional distributorships to complement its direct sales force and FIPs and to provide penetration into additional geographic and vertical markets.


CUSTOMERS

     The Company's customers include a wide range of financial institutions and other organizations that require a high level of functionality from their financial accounting software, including banks, insurance companies and other financial services firms, as well as organizations in other industries such as healthcare and technology. In each of the years ended December 31, 1997, 1996 and 1995, two customers, one customer and one customer, respectively, each represented 10% or more of the Company's total revenues, or an aggregate of 40.2%, 12.3% and 12.1% of total revenues, respectively. As of December 31, 1997, the Company, directly and through its FIPs and distributors, had licensed its financial accounting solutions to more than 160 customers at over 190 sites.



CLIENT SERVICES

     The Company's client services organization provides professional services, technical services, help-desk support and custom development for the Company's customers. The Company believes that a high level of service and support is critical to its success. Furthermore, the Company believes that a close and active service and support relationship is both important to customer satisfaction and provides the Company with important information regarding evolving customer requirements. As of December 31, 1997, the Company had 37 employees and 12 consultants in its client services organization.

     The Company's professional services staff assists customers in the implementation of the Company's financial accounting software and provides training, project management, gap analysis, migration planning and year 2000 strategies. The Company's technical services personnel install Flexi products and provide customers with upgrade assistance, migration planning and implementation, data analysis and database management systems assistance, systems configuration, and management and integration services. The Company believes that effective training and technical support are essential to provide quality service and provides these services to its third-party channels and customers. When purchasing the Company's products, customers generally purchase an implementation consulting package, consisting of classroom and on-site training, project planning and system review. Depending upon the complexity of the customer's accounting and system requirements, the implementation process can extend beyond 90 days.

     In addition, the Company generally warrants that product performance will comply with published specifications for one year after delivery and requires customers to purchase an initial one-year maintenance contract that includes updates, error corrections and new releases. The Company generally provides technical support for the then current release and one prior release. The Company's standard maintenance contract automatically renews each year, unless the customer provides 30 days' notice. Annual maintenance fees are typically 17% of the list price of the underlying products.

     The Company's support personnel provide toll-free telephone support from 8:00 a.m. to 8:00 p.m., Eastern Time, with 24-hour/seven-day support available for an additional fee. In addition, the Flexi support staff provides upgrade assistance, premium support, migration assistance and FlexiCenter remote management.

     The Company also leverages the expertise and personnel of a number of third-party systems integrators and consultants, including Andersen Consulting, Deloitte & Touche LLP and KPMG Peat Marwick LLP, in connection with the delivery of sophisticated financial accounting solutions to certain customers.


COMPETITION

     The market for the Company's financial accounting software products and services is intensely competitive and characterized by rapid changes in technology and the frequent introduction of new products. The Company's principal competitors in the financial accounting software market include PeopleSoft, Inc., SAP AG, Oracle Corporation, GEAC Computer Corporation Limited, SQL Financials International, Inc. and Lawson Software. The Company also faces competition from providers of industry-specific applications as well as indirect competition from in-house, custom-developed financial management applications. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and its FIPs and its distributor. Moreover, other than the need for financial and technical expertise, there are no significant proprietary or other technological barriers to entry in the financial accounting software market. The Company believes that the principal factors affecting competition in the financial accounting software market include product flexibility, performance, functionality and features, use of standards-based technology, quality of support and service, company reputation, price and overall cost of ownership.



RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of customer requirements. The Company plans to continue to enhance its products and develop new products, including the development of additional functionality for its financial accounting products. The Company has generally relied on internal efforts and resources to develop its software, and, in some limited cases, the Company has contracted with various firms to develop materials, processes, software or portions of software for and on behalf of the Company.

     As of December 31, 1997, the Company's research and development organization consisted of 50 employees and 17 consultants. The Company's product development expenses were $7.9 million, $5.7 million and $3.7 million, or 36.4%, 68.7% and 78.2% of total revenues, for the years ended December 31, 1997, 1996 and 1995, respectively.



EMPLOYEES

     As of December 31, 1997, the Company employed 139 employees, including 50 in research and development, 38 in sales and marketing, 37 in client services and 14 in administration, finance and corporate support, and retained the service of 17 product development consultants and 12 consultants in client services. The success of the Company depends on its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the software industry, particularly for talented software developers, service consultants, and sales and marketing personnel. There can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

     The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good.



ITEM 2. PROPERTIES

     The Company is headquartered in Shelton, Connecticut, where it leases approximately 28,630 square feet under a lease expiring in June 2003. In addition, the Company maintains leased office space in Atlanta, Georgia; Dallas, Texas; Edmonds, Washington; Oakland and San Diego, California; Melbourne, Florida; Minneapolis, Minnesota; Norwood and Wellesley, Massachusetts; Schaumburg, Illinois; and London, United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is a party to various disputes and proceedings arising from the ordinary course of general business activities. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the results of operations of the Company. However, depending on the amount and the timing, an unfavorable resolution of some or all these matters could materially affect the Company's future results of operations or cash flows in a particular period.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the Company's year ended December 31, 1997, the Company submitted certain matters to a vote of its security holders through the solicitation of written consents under Section 228 of the General Corporation Law of the State of Delaware. Information with respect to such matters is set forth below.

     (a) Written consents were received from security holders dated on or about October 24, 1997 and November 7, 1997 (the "October Vote" and "November Vote," respectively).

     (b) In the October Vote, effective as of such date, security holders approved an increase in the size of the Board of Directors from nine to ten persons and elected A. David Tory as a director. The other continuing directors of the Company after the October Vote were Stefan
          R. Bothe, Jennifer V. Cheng, James W. Schenck, Thomas H. Bredt, Ellen Carnahan, Jonathan E. Dick, Tarek Kettaneh, John B. Landry and James
          L. Luikart. Also in the October Vote, effective upon the closing of the initial public offering of the Company's Common stock (the "IPO"), which closed on December 17, 1997, security holders approved a decrease in the size of the Board of Directors from ten to five persons and elected Stefan R. Bothe, Thomas H. Bredt, Jennifer V. Cheng, John B. Landry and A. David Tory as directors.

     (c) In addition to the election of the directors described above, in the October Vote, security holders approved:

          i. the filing of the Company's Amended and Restated Certificate of Incorporation upon the closing of the IPO;

          ii. the adoption of the Company's Amended and Restated By-Laws effective upon the closing of the IPO;

          iii. an amendment of a Stockholders' Voting Agreement among the Company and certain security holders;

          iv. the establishment of a classified Board of Directors, effective upon the closing of the IPO, with each of three classes of directors serving for overlapping three-year terms;

          v. the initial designation of Stefan R. Bothe and Thomas H. Bredt as Class I Directors (with terms expiring at the Annual Meeting of Stockholders in 1998), Jennifer V. Cheng as the Class II Director (with a term expiring at the Annual Meeting of Stockholders in 1999), and John B. Landry and A. David Tory as Class III Directors (with terms expiring at the Annual Meeting of Stockholders in 2000); and

          vi. the adoption of the Company's 1997 Stock Incentive Plan, 1997 Director Stock Option Plan and 1997 Employee Stock Purchase Plan.

     The results of the October Vote are set forth below (such numbers do not reflect the three-for-four reverse split of common stock approved in the November Vote):

CLASS OF VOTING STOCK                     FOR               WITHHELD              ABSTAIN          BROKER NONVOTES
---------------------                     ---               --------              -------          ---------------
Common Stock                           6,982,700               N/A                  N/A                  N/A

Series A Preferred Stock               2,784,483               N/A                  N/A                  N/A

Series B Preferred Stock               2,688,000               N/A                  N/A                  N/A

Series C Preferred Stock               4,884,327               N/A                  N/A                  N/A

     In the November Vote, security holders approved a three-for-four reverse split of the Company's common stock through the filing of a Certificate of Amendment (the "Amendment") of the Company's then effective Certificate of Incorporation, as amended. The Amendment was filed on November 7, 1997 with the Secretary of State of the State of Delaware.

     The results of the November Vote are set forth below (such numbers do not reflect the three-for-four reverse split of common stock approved):

CLASS OF VOTING STOCK                     FOR               WITHHELD              ABSTAIN          BROKER NONVOTES
---------------------                     ---               --------              -------          ---------------
Common Stock                           5,642,507               N/A                  N/A                  N/A

Series A Preferred Stock               2,612,069               N/A                  N/A                  N/A

Series B Preferred Stock               2,688,000               N/A                  N/A                  N/A

Series C Preferred Stock               4,838,872               N/A                  N/A                  N/A


EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

NAME                                       AGE                     POSITION
----                                       ---                     --------
Stefan R. Bothe                            49      Chairman of the Board and Chief Executive Officer

Jennifer V. Cheng                          48      President and Chief Operating Officer

James W. Schenck                           49      Executive Vice President, Research and Development

Richard P. Horner                          50      Vice President, Finance

Maureen M. Okerstrom                       36      Vice President, Sales

Mark Berlingeri                            41      Vice President, Client Services


     Mr. Bothe has served as Chairman of the Board and Chief Executive Officer of the Company since March 1993. From November 1991 to February 1993, Mr. Bothe was president and Chief Executive Officer of DSI Group N.V., a Dutch-based international software company. From 1989 to 1991, Mr. Bothe was President and Chief Executive Officer of GEAC Computer Corporation Limited ("GEAC"), a software company. Prior to joining GEAC, Mr. Bothe was President of the Application Products Division of Computer Associates International, Inc. ("Computer Associates"), one of the largest software companies in the industry. While at Computer Associates, Mr. Bothe held numerous senior management positions, including President of the International Division, President of the Micro Products Division and Senior Vice President of Marketing.

     Ms. Cheng has served as President of the Company and as a director of the Company since the Company's inception in 1990. Since 1984, Ms. Cheng has been General Partner and owner of Cheng Management Company, an investment partnership specializing in investments in emerging growth companies, including many technology companies. Prior to forming Cheng Management Company, Ms. Cheng served with several major financial organizations, including Morgan Stanley & Co. Inc., as an emerging growth stock analyst, Mutual Life Insurance Company of New York, as Director of Equity Investments, and Donaldson, Lufkin & Jenrette Securities Corporation, as a Research Analyst.

     Mr. Schenck has served as Executive Vice President, Research and Development of the Company since the Company's inception in 1990 and has been a director of the Company since May 1996. Previously, Mr. Schenck was Senior Vice President for Technology of GEAC, responsible for setting technical direction and evaluating potential acquisition. Prior to serving with GEAC, Mr. Schenck was Senior Vice President of Computer Associates in charge of its application software development group.

     Mr. Horner has served as Vice President, Finance of the Company since February 1997. From October 1995 to November 1996, Mr. Horner was Chief Financial Officer and Vice President, Operations of Marco International, a computer memory manufacturer. From February 1991 to March 1995, he was Vice President, Finance of CSK Software (then known as Micrognosis, Inc.), a provider of computer systems integration services. Prior to 1990, Mr. Horner held various management positions with Control Data Corporation and IBM Corporation.

     Ms. Okerstrom has served as Vice President, Sales of the Company since August 1997. From August 1994 to July 1997, Ms. Okerstrom served in various managerial-level sales and marketing positions with the Company. Prior to joining the Company, Ms. Okerstrom was Vice President, Strategic Operations from August 1993 to July 1994, and Vice President, Product Representation from January 1991 to July 1993, with Platinum Software, Inc., a provider of information management software products and services.

     Mr. Berlingeri has served as Vice President, Client Services of the Company since February 1997. From August 1996 to January 1997, he was President of Blaze Consulting, a provider of business consulting services. From February 1996 to August 1996, he was Chief Operating Officer of ATRE Associates, a management consulting firm. From October 1992 to January 1996, he served as Regional Director of Professional Services for Sybase, Inc., a provider of distributed, open computing solutions. Mr. Berlingeri was Consulting Business Manager for Oracle Corporation, a supplier of information management software, from October 1989 to September 1992.

     Each officer serves at the discretion of the Board of Directors and holds office until his of her successor is elected and qualified or until his or her earlier resignation or removal. With the exception of Mr. Bothe and Ms. Cheng, who are husband and wife, there are no family relationships among any of the executive officers of the Company.



                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock has been traded on the Nasdaq National Market under the symbol FLXI since December 12, 1997, the first trading day after the Company's initial public offering was declared effective. The high and low sales prices of the Company's common stock, as reported by the Nasdaq National Market, during the period beginning December 12, 1997 and ended December 31, 1997 were $16.125 and $11.00, respectively.

          As of March 11, 1998, the approximate number of stockholders of record of the Company's common stock was 68. The number of stockholders of record of the Company's common stock differs from the number of beneficial owners of such common stock because a significant number of shares are held by depositories, brokers and other nominees.

          The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. Under the terms of the Company's credit agreement there are certain restrictions on the Company's ability to declare and pay dividends.

     (b) The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.01 par value per share, which closed in December 1997.

          (1) The effective date of the Registration Statement on Form S-1 for the offering was December 11, 1997, and the commission file number of the Registration Statement is 333-38403.

          (2)  The offering commenced on December 12, 1997.

          (3)  Not applicable.

          (4)  (i)    The offering terminated on December 23, 1997, the date of
                      the exercise of the underwriters' over-allotment option.
                      All of the shares of common stock registered for the account of the Company were sold prior to the termination of the offering.

               (ii) The managing underwriters for the offering were BT Alex. Brown Incorporated, Hambrecht & Quist LLC and Wessels, Arnold & Henderson, L.L.C.

               (iii) The Company registered shares of its common stock, $.01 par value per share, in the offering.

               (iv) Of the 3,450,000 shares of common stock registered in the offering, 2,250,000 shares were registered and sold for the account of the Company and 1,200,000 shares were registered and sold for the accounts of certain selling stockholders. The aggregate offering prices of the shares registered and sold for the accounts of the Company and the selling stockholders were $24,750,000 and $13,200,000, respectively.

               (v) The actual expenses incurred for the account of the Company in connection with the offering were as follows:

                      Underwriting discount                         $1,732,500
                      SEC registration fee                              12,546
                      NASD filing fee                                    4,640
                      Nasdaq National Market listing fee                50,000
                      Transfer Agent and Registrar fees                  3,500
                      Accounting fees and expenses                     206,000
                      Legal fees and expenses                          337,041
                      Printing and mailing expenses                    112,837
                      Other                                             73,436
                                                                    ----------

                      Total                                         $2,532,500
                                                                    ==========

                      Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

               (vi) The net offering proceeds to the Company after expenses were approximately $22.2 million.

               (vii) From December 11, 1997, the effective date of the Registration Statement, to December 31, 1997, the Company did not use any of the net offering proceeds.

               (viii) Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------
                                                   1997         1996         1995         1994         1993
                                                  -----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:                              (in thousands, except per share data)
Revenues
     Software license                           $ 13,901      $  5,205      $ 3,166      $   562      $   141
     Service and maintenance                       7,723         3,142        1,517          291           14
                                                --------      --------      -------      -------      -------
          Total revenues                          21,624         8,347        4,683          853          155

Cost of revenues:
     Software license                                828           311           88            4           --
     Service and maintenance                       5,450         2,181        1,708          324           49
                                                --------      --------      -------      -------      -------
          Total cost of revenues                   6,278         2,492        1,796          328           49

Operating expenses:
    Sales and marketing                            7,820         4,978        4,350        1,927          309
    Product development                            7,880         5,733        3,660        2,019          587
    General and administrative                     2,316         2,453        1,316          679          395
                                                --------      --------      -------      -------      -------
          Total operating expenses                18,016        13,164        9,326        4,625        1,291
                                                --------      --------      -------      -------      -------

Operating  loss                                   (2,670)       (7,309)      (6,439)      (4,100)      (1,185)
Interest income                                      168            59           58           41            3
Interest expense                                    (141)         (197)        (106)         (28)          --
                                                --------      --------      -------      -------      -------
Loss before provision for income taxes            (2,643)       (7,447)      (6,487)      (4,087)      (1,182)

Provision for income taxes                            --            --           --           --           --
                                                --------      --------      -------      -------      -------

Net loss                                        $ (2,643)     $ (7,447)     $(6,487)     $(4,087)     $(1,182)
                                                ========      ========      =======      =======      =======

Basic and diluted loss per share:
  Net loss per share                            $  (0.42)     $  (1.91)     $ (1.72)     $ (1.08)     $ (0.31)
  Unaudited pro forma net loss per share(1)     $  (0.19)

  Weighted average shares                          6,332         3,891        3,770        3,795        3,807
  Weighted average shares - pro forma (1)         13,894


                                                                          DECEMBER 31,
                                                 -------------------------------------------------------------
                                                    1997         1996         1995         1994         1993
                                                   -----         ----         ----         ----         ----
                                                                         (in thousands)
Cash and cash equivalents                         $24,622     $  3,273      $     15      $   870      $ 189
Working capital (deficit)                          26,676        1,480        (2,917)      (1,138)      (195)
Total assets                                       35,670        7,833         2,826        2,456        326
Redeemable convertible preferred stock                 --       15,509         7,450        3,230         --
Stockholders' equity (deficit)                     27,706      (13,823)      (10,521)      (4,045)       162

(1) See Note 2 of Notes to the Company's Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company designs, develops, markets and supports the Flexi family of financial and accounting software applications and related tools. The Flexi solution -- FlexiFinancials, FlexiInfoSuite and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting requirements. The Company believes that the solution's distributed, object-oriented, component-based architecture provides significant advantages over traditional financial accounting software, including greater transaction throughput and scalability, ease of implementation, modification and use, and reduced cost of ownership. Flexi products are designed to support new technologies as they develop, including the Internet and corporate intranets, can be modified quickly and efficiently by users to create tailored business solutions and can readily be integrated with new applications to support evolving business processes.

     The Company's revenues are derived from two sources: software license revenues and service and maintenance revenues. Software license revenues have grown as additional applications have been released for general availability and the installed base of customers has increased. Service and maintenance revenues have grown due to the increase in the Company's installed base of customers and the growth in the Company's consulting services practice.

     Software license revenues include (i) revenues from noncancelable software license agreements entered into between the Company and its customers with respect to the Company's products, (ii) royalties due to the Company from third parties that distribute the Company's products and, to a lesser extent, (iii) third-party products distributed by the Company. All of the Company's products can operate on a fully integrated basis, or be licensed separately by a user to meet that user's specific requirements. Software license revenues under the Company's license agreements are recognized upon delivery and installation of the product and when all significant contractual obligations have been satisfied. Software license revenues under agreements with Flexi Industry Partners ("FIPs") are recognized upon execution of an agreement between the end user and the FIP, as such revenues are reported to the Company. Service revenues include consulting, implementation and training, and are recognized as services are performed and delivered. Maintenance revenues for maintaining, supporting and providing periodic upgrading are recognized ratably over the service period, generally one year. The Company maintains reserves for potential losses and such losses to date have been within management's expectations. See Note 2 of Notes to the Company's Financial Statements. The Company has adopted SOP 97-2 effective January 1, 1998. Management believes that the adoption of SOP 97-2 will not have a material impact on the Company's financial statements.

     Historically, the Company's revenues have been derived from domestic sales and export sales, with the export sales component comprising 16.9%, 15.2% and 16.6% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Such export sales have been derived primarily from customers based in Europe and South America, and the Company intends to focus its resources to further develop sales and support channels in these geographic regions. The Company's export sales generally have the same cost structure as its domestic sales. To date, the Company's export sales have been primarily denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

     In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company charges all product development expenses to operations in the period incurred.

     The Company continues to evaluate and address business and operational issues related to Year 2000 compliance, and believes that its installed computer systems and software products are in compliance. The total cost to remediate its Year 2000 issues is not expected to be material.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                             YEAR ENDED DECEMBER 31,

                                                  1997              1996             1995
                                                  ----              ----             ----
Revenues:
      Software license                            64.3%             62.4%             67.6%
      Service and maintenance                     35.7              37.6              32.4
                                                 -----             -----            ------
             Total revenues                      100.0             100.0             100.0
Cost of revenues:
      Software license                             3.8               3.7               1.9
      Service and maintenance                     25.2              26.1              36.5
                                                 -----             -----            ------
             Total cost of revenues               29.0              29.8              38.4
Operating expenses:
      Sales and marketing                         36.2              59.6              92.9
      Product development                         36.4              68.7              78.1
      General and administrative                  10.7              29.4              28.1
                                                 -----             -----            ------
             Total operating expenses             83.3             157.7             199.1
                                                 -----             -----            ------

Operating  loss                                  (12.3)            (87.5)           (137.5)
Interest income                                    0.8               0.7               1.2
Interest expense                                  (0.7)             (2.4)             (2.3)
                                                 -----             -----            ------
Loss before provision for income taxes           (12.2)            (89.2)           (138.6)
Provision for income taxes                          --                --                --
                                                 -----             -----            ------
Net loss                                         (12.2%)           (89.2%)          (138.6%)
                                                 =====             =====            ======


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, increased 159.1%, from $8.3 million for the year ended December 31, 1996 to $21.6 million for the year ended December 31, 1997.

     Software license revenues increased 167.1%, from $5.2 million for the year ended December 31, 1996 to $13.9 million for the year ended December 31, 1997. The growth was due primarily to the addition of new customers as well as additional product licenses to existing customers and growth in export sales, primarily in Europe. Service and maintenance revenues increased 145.8%, from $3.1 million for the year ended December 31, 1996 to $7.7 million for the year ended December 31, 1997. The increase was primarily attributable to the growth of the installed base of customers and the increasing complexity of user requirements, which resulted in an increase in consulting service revenues.

     Cost of Revenues. The Company's cost of revenues consists of cost of software license revenues and cost of service and maintenance revenues. Cost of software license revenues consists primarily of the cost of third-party software products distributed by the Company and the cost of product media, manuals and shipping. Cost of service and maintenance revenues consists of costs to provide consulting, implementation and training to licensees of the Company's products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software.

     Cost of software license revenues increased 166.2%, from $311,000 for the year ended December 31, 1996 to $828,000 for the year ended December 31, 1997. Cost of software license revenues as a percentage of software license revenues was 6.0% for each of the years ended December 31, 1997 and 1996. The increase in cost of software license revenues in dollar amount was primarily due to an increase in third-party software products distributed by the Company, as well as costs associated with increased sales volume.

     Cost of service and maintenance revenues increased 149.9%, from $2.2 million for the year ended December 31, 1996 to $5.5 million for the year ended December 31, 1997. Cost of service and maintenance revenues as a percentage of service and maintenance revenues increased from 69.4% for the year ended December 31, 1996 to 70.6% for the year ended December 31, 1997. The increase resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 57.1%, from $5.0 million for the year ended December 31, 1996 to $7.8 million for the year ended December 31, 1997. The increase in dollar amount was primarily attributable to increased staffing in the direct sales force and sales and marketing organizations (approximately $1,841,000 in compensation-related expenses, including an increase in commission expense due to increased revenue from software license fees and $463,000 in travel-related expenses) and to an increase in advertising-related expenses ($476,000). Sales and marketing expenses as a percentage of total revenues decreased from 59.6% for the year ended December 31, 1996 to 36.2% for the year ended December 31, 1997 due to an increasing revenue base. The Company is in the process of expanding its distribution channels, both domestically and internationally and, accordingly, sales and marketing expenses are expected to increase in dollar amount in the future.

     Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

     Product development expenses increased 37.4%, from $5.7 million for the year ended December 31, 1996 to $7.9 million for the year ended December 31, 1997. The increase in product development expenses was due primarily to the continued hiring of software specialists, principally in the quality assurance, product engineering and distributed computing development areas, as well as normal salary increases. Product development expenses as a percentage of total revenues decreased from 68.7% for the year ended December 31, 1996 to 36.4% for the year ended December 31, 1997 due to an increasing revenue base. The Company anticipates that product development expenses will increase in dollar amount in future periods as the Company continues to enhance the functionality of its core financial accounting and reporting and workflow applications and as it continues development work on the next releases of its suite of application modules.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts and outside professional fees. General and administrative expenses decreased 5.6%, from $2.5 million for the year ended December 31, 1996 to $2.3 million for the year ended December 31, 1997. General and administrative expenses as a percentage of total revenues decreased from 29.4% for the year ended December 31, 1996 to 10.7% for the year ended December 31, 1997 due to an increasing revenue base. The decrease in general and administrative expenses was primarily due to a nonrecurring charge of $492,000 in executive compensation in the second quarter of 1996 attributable to stock options granted at less than market value and a decrease in provisions for doubtful accounts in 1997 ($165,000), partially offset by increased compensation-related costs ($287,000) and increased outside professional fees ($132,000). The Company expects general and administrative expenses to increase in dollar amount in future periods due to the Company's growth as well as the additional expense of being a public company.

     Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the years ended December 31, 1997 and 1996 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently has approximately $18.0 million of net operating loss carryforwards, which expire at various times through the year 2012, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of an ownership change. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at December 31, 1997 were $8.3 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 1997 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues. Total revenues increased 78.2%, from $4.7 million for the year ended December 31, 1995 to $8.3 million for the year ended December 31, 1996. The increase was attributable to growth in all aspects of the Company's revenues as outlined below.

     Software license revenues increased 64.4%, from $3.2 million for the year ended December 31, 1995 to $5.2 million for the year ended December 31, 1996. This growth was due to the availability of the Company's new products and an increase in new customers.

     Service and maintenance revenues increased 107.1%, from $1.5 million for the year ended December 31, 1995 to $3.1 million for the year ended December 31, 1996. The increase in service and maintenance revenues was primarily attributable to increases in consulting services and training revenues and an increase in the installed base of customers.

     Cost of Revenues. Cost of software license revenues increased 253.4%, from $88,000 for the year ended December 31, 1995 to $311,000 for the year ended December 31, 1996. Cost of software license revenues as a percentage of software license revenues increased from 2.8% for the year ended December 31, 1995 to 6.0% for the year ended December 31, 1996. The increase in dollar amount and as a percentage of revenues was primarily due to an increase in third-party products distributed by the Company, as well as costs associated with increased sales volume.

     Cost of service and maintenance revenues increased 27.7%, from $ 1.7 million for the year ended December 31, 1995 to $2.2 million for the year ended December 31, 1996. The increase in dollar amount of such costs resulted primarily from increased staffing in the consulting and support organizations in response to increased demand for consulting services and continued growth in the customer base. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 112.6% for the year ended December 31, 1995 to 69.4% for the year ended December 31, 1996 due to an increasing revenue base.

     Sales and Marketing. Sales and marketing expenses increased 14.4%, from $4.4 million for the year ended December 31, 1995 to $5.0 million for the year ended December 31, 1996. The increase in dollar amount of such expenses was primarily attributable to an increase of approximately $400,000 in commission expense due to increased software license fees. Sales and marketing expenses as a percentage of total revenues decreased from 92.9% for the year ended December 31, 1995 to 59.6% for the year ended December 31, 1996, due to an increasing revenue base.

     Product Development. Product development expenses increased 56.6%, from $3.7 million for the year ended December 31, 1995 to $5.7 million for the year ended December 31, 1996. The increase was primarily attributable to the additional engineers retained for development of new product modules as well as enhancements to existing products. Product development expenses as a percentage of total revenues were 78.2% for the year ended December 31, 1995 and 68.7% for the year ended December 31, 1996. The decrease as a percentage of total revenues was due to an increasing revenue base.

     General and Administrative. General and administrative expenses increased 86.4%, from $1.3 million for the year ended December 31, 1995 to $2.5 million for the year ended December 31, 1996. General and administrative expenses as a percentage of total revenues increased from 28.1% for the year ended December 31, 1995 to 29.4% for the year ended December 31, 1996. The increases in dollar amount and as a percentage of revenues resulted primarily from additional costs associated with the Company's growth, including an increase in executive compensation ($492,000) attributable to non-qualified stock options granted in the second quarter of 1996, an increase in the provision for doubtful accounts due to continued growth in the customer base ($190,000) and an increase in employment recruiting fees ($122,000) related to an increase in staffing.

     Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the years ended December 31, 1995 or December 31, 1996 due to the operating losses incurred in the respective periods and the availability of net operating loss carryforwards.

SELECTED QUARTERLY OPERATING RESULTS

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Company's Common stock. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the Company's lengthy sales cycle, the proportion of revenues attributable to software license revenues versus service and maintenance revenues, changes in the level of operating expenses, demand for the Company's products, the introduction of new products and product enhancements by the Company or its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. Furthermore, the purchase of the Company's products often involves a significant commitment of capital by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control. The Company has often recognized a substantial portion of its revenues in the last month of a quarter. As a result, software license revenues in any quarter are substantially dependent on installations performed in the last month of that quarter. Accordingly, a small variation in the timing of recognition of revenues for specific transactions is likely to adversely and disproportionately affect the Company's operating results for a quarter because the Company establishes its expenditure levels on the basis of its expected future revenues and only a small portion of the Company's expenses vary with its revenues. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

     The Company has only been profitable during the two most recent quarters ended September 30, 1997 and December 31, 1997, and there can be no assurance that the Company will remain profitable on a quarterly basis. The Company's software license revenues during the quarter ended December 31, 1997 were significantly higher than software license revenues from previous quarters due primarily to a significant number of software installations during the quarter. Service and maintenance revenues during the quarter primarily reflected a significant demand, continued from the quarter ended September 30, 1997, for services from new customers. Cost of software license revenues remained relatively low due to increased sales of proprietary products relative to third-party products. Cost of service and maintenance revenues reflected greater utilization of in-house support staff and less reliance on third-party consultants.

     The Company's business has experienced and is expected to continue to experience significant seasonality with respect to software license fees. In recent years, the Company has had greater demand for its products in its fourth quarter and has experienced lower revenues in its succeeding first quarter. These fluctuations are caused primarily by the Company's quota-based compensation arrangements, typical of those used in software companies, and year-end budgetary pressures on the Company's customers. The Company believes that seasonal trends may continue for the foreseeable future.

     The following table sets forth unaudited quarterly results of operations of the Company for each of the quarters in the years ended December 31, 1997 and 1996. In management's opinion, this unaudited information has been prepared on the same basis as the audited Financial Statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

                                                                            THREE MONTHS ENDED
                                        --------------------------------------------------------------------------------------------
                                        DEC. 31,    SEPT. 30,   JUNE 30,   MAR. 31,     DEC. 31,   SEPT. 30,    JUNE 30,    MAR. 31,
                                         1997         1997        1997       1997         1996       1996         1996        1996
                                         ----         ----        ----       ----         ----       ----         ----        ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Revenues:
      Software license                  $ 6,539     $ 4,541     $ 1,510     $ 1,311     $ 2,113     $ 1,658     $   775     $   659
      Service and maintenance             2,625       2,397       1,465       1,236       1,098         894         839         311
                                        -------     -------     -------     -------     -------     -------     -------     -------
              Total revenues              9,164       6,938       2,975       2,547       3,211       2,552       1,614         970
   Cost of revenues:
      Software license                      209         160         163         296         141          36          73          61
      Service and maintenance             1,951       1,622       1,100         777         598         482         616         485
                                        -------     -------     -------     -------     -------     -------     -------     -------
              Total cost of revenues      2,160       1,782       1,263       1,073         739         518         689         546
   Operating expenses:
      Sales and marketing                 2,514       1,992       1,753       1,561       1,573       1,422       1,055         928
      Product development                 1,908       1,906       1,914       2,152       1,708       1,561       1,546         918
      General and administrative            617         597         507         595         655         511         884         403
                                        -------     -------     -------     -------     -------     -------     -------     -------
              Total operating expenses    5,039       4,495       4,174       4,308       3,936       3,494       3,485       2,249
                                        -------     -------     -------     -------     -------     -------     -------     -------

  Operating income (loss)                1,965         661      (2,462)     (2,834)     (1,464)     (1,460)     (2,560)     (1,825)
   Interest income                           70          32          53          13           9          22          27           1
   Interest expense                         (38)        (57)        (20)        (26)        (36)        (36)        (35)        (90)
                                        -------     -------     -------     -------     -------     -------     -------     -------
   Income (loss) before provision         1,997         636      (2,429)     (2,847)     (1,491)     (1,474)     (2,568)     (1,914)
    for income taxes
   Provision for income taxes                --          --          --          --          --          --          --          --
                                        -------     -------     -------     -------     -------     -------     -------     -------
   Net income (loss)                    $ 1,997     $   636     $(2,429)    $(2,847)    $(1,491)    $(1,474)    $(2,568)    $(1,914)
                                        =======     =======     =======     =======     =======     =======     =======     =======


   Net income (loss) per share:
      Basic                             $  0.26     $  0.10     $ (0.41)    $ (0.52)    $ (0.36)    $ (0.39)    $ (0.67)    $ (0.51)
      Diluted                           $  0.23     $  0.09     $ (0.41)    $ (0.52)    $ (0.36)    $ (0.39)    $ (0.67)    $ (0.51)


   Weighted average shares:
      Basic                               7,781       6,090       5,971       5,484       4,144       3,827       3,806       3,785
      Diluted                             8,612       6,776       5,971       5,484       4,144       3,827       3,806       3,785

     The following table sets forth unaudited quarterly results of operations as a percentage of revenues for each of the quarters in the years ended December 31, 1997 and 1996.

                                                                           THREE MONTHS ENDED
                                       --------------------------------------------------------------------------------------
                                       DEC. 31,   SEPT. 30,  JUNE 30,   MAR. 31,   DEC. 31,  SEPT. 30,   JUNE 30,    MAR. 31,
                                         1997       1997      1997        1997      1996       1996        1996       1996
                                         ----       ----      ----        ----      ----       ----        ----       ----
   Revenues:
      Software license                   71.4%      65.5%      50.8%       51.5%     65.8%      65.0%       48.0%      67.9%
      Service and maintenance            28.6       34.5       49.2        48.5      34.2       35.0        52.0       32.1
                                        -----      -----      -----      ------     -----      -----      ------     ------
              Total revenues            100.0      100.0      100.0       100.0     100.0      100.0       100.0      100.0
   Cost of revenues:
      Software license                    2.3        2.3        5.5        11.6       4.4        1.4         4.5        6.3
      Service and maintenance            21.3       23.4       37.0        30.5      18.6       18.9        38.2       50.0
                                        -----      -----      -----      ------     -----      -----      ------     ------
              Total cost of revenues     23.6       25.7       42.5        42.1      23.0       20.3        42.7       56.3
   Operating expenses:
      Sales and marketing                27.4       28.7       58.9        61.3      49.0       55.7        65.4       95.7
      Product development                20.9       27.5       64.3        84.5      53.2       61.2        95.7       94.6
      General and administrative          6.7        8.6       17.0        23.4      20.4       20.0        54.8       41.5
                                        -----      -----      -----      ------     -----      -----      ------     ------
              Total operating expenses   55.0       64.8      140.2       169.2     122.6      136.9       215.9      231.8
                                        -----      -----      -----      ------     -----      -----      ------     ------
   Operating income (loss)               21.4        9.5      (82.7)     (111.3)    (45.6)     (57.2)     (158.6)    (188.1)
   Interest income                        0.8        0.5        1.8         0.5       0.3        0.9         1.7        0.1
   Interest expense                      (0.4)      (0.8)      (0.7)       (1.0)     (1.1)      (1.4)       (2.2)      (9.3)
                                        -----      -----      -----      ------     -----      -----      ------     ------
   Income (loss) before provision        21.8        9.2      (81.6)     (111.8)    (46.4)     (57.7)     (159.1)    (197.3)
      for income taxes
   Provision for income taxes
                                        -----      -----      -----      ------     -----      -----      ------     ------
   Net income (loss)                     21.8%       9.2%     (81.6)%    (111.8)%   (46.4)%    (57.7)%    (159.1)%   (197.3)%
                                        =====      =====      =====      ======     =====      =====      ======     ======

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily financed its operations through private placements of its stock to private investors, issuances of convertible promissory notes and loans and, to a lesser extent, equipment financing and traditional financing arrangements. In December 1997, the Company completed an initial public offering of its common stock, resulting in net proceeds to the Company of approximately $22.2 million.

     As of December 31, 1997, the Company had cash and cash equivalents of $24.6 million, an increase of $21.3 million from December 31, 1996. The Company's working capital at December 31, 1997 was $26.7 million, compared to $1.5 million at December 31, 1996.

     The Company's operating activities resulted in net cash outflow of $5.0 million, $6.2 million and $6.4 million for the years ended December 31, 1997, 1996 and 1995, respectively, principally for product development and sales and marketing. Investing activities, consisting of capital expenditures (primarily computer equipment), resulted in net cash outflow of $559,000, $425,000 and $223,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the Company had no material commitments for capital expenditures. The Company's financing activities generated net cash of $26.9 million, $9.9 million and $5.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Such cash was primarily attributable to proceeds from the Company's initial public offering of its common stock, private placements of the Company's stock and from borrowings.

     The Company has a working capital revolving line of credit with a bank, which is secured by the Company's accounts receivable. The amount available under this facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $5.0 million. The facility will expire on April 1, 1999. The agreement under which the line of credit was established contains certain covenants, including provisions requiring the Company to maintain specified financial ratios. The Company was in compliance with these covenants at December 31, 1997. At December 31, 1997, no borrowings were outstanding under this line of credit.

     The Company believes that cash and cash equivalents, cash generated internally by operations, and available borrowings under the line of credit will be sufficient to meet the Company's working capital requirements for at least the next twelve months.



CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Limited Operating History; Accumulated Deficit; Net Losses. The Company began operations in 1991 and released its first products in 1993. Most of the Company's revenues to date have been attributable to the licensing of its financial accounting software products and the provision of related consulting, training and software installation services. The Company's FlexiFinancials, FlexiInfoSuite and FlexiTools financial accounting products, which the Company anticipates will provide the principal source of new license revenues for the foreseeable future, have a limited history of customer acceptance and use. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified management and other employees, continue to upgrade its technologies and commercialize products and services that incorporate such technologies and achieve market acceptance for its products and services. There can be no assurance that the Company will be successful in addressing such risks. The Company had an accumulated deficit of $22.2 million at December 31, 1997 and incurred net losses of $2.6 million and $7.4 million during 1997 and 1996, respectively. To date, the quarters ended September 30, 1997 and December 31, 1997 have been the Company's only profitable quarters, and there can be no assurance that the Company will sustain profitability. As of December 31, 1997, management of the Company evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which consist principally of net operating loss carryforwards. Management has considered the history of losses and concluded that, as of December 31, 1997, it is more likely than not that the Company will not generate sufficient taxable income prior to the expiration of the net operating losses in 2012. Accordingly, the Company has recorded a full valuation allowance for its deferred tax assets at December 31, 1997.

     Potential Fluctuations in Quarterly Performance; Seasonality. The Company's revenues and operating results have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's licensing transactions; the market acceptance of new services, products or product enhancements by the Company or its competitors;

product and price competition; the relative proportions of revenues derived from license fees, services and third-party channels; changes in the Company's operating expenses; personnel changes; the timing of the introduction, and the performance of, the Company's Flexi Industry Partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

     The timing, size and nature of individual licensing transactions are important factors in the Company's quarterly results of operations. Many such transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. In addition, the sales cycles associated with these transactions are subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles and customers' internal approval processes. There can be no assurance that the Company will be successful in closing such large transactions on a timely basis or at all. Software license revenues under the Company's license agreements are recognized upon delivery and installation of the product and when all significant contractual obligations have been satisfied. Delays in the installation of the Company's software, including potential delays associated with contractual enhancements to the Company's software products, could materially adversely affect the Company's quarterly results of operations. In addition, as the Company derives a significant proportion of total revenues from license revenues, the Company may realize a disproportionate amount of its revenues and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter. Accordingly, delays in product delivery and installation or in the closing of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. In addition, a limited number of the Company's client services are performed on a fixed price basis and, therefore, the Company bears the risk of cost overruns and inflation. The Company's results of operations may be adversely affected by inaccurate estimates of completion costs for such services.

     The Company's expense levels are based, in significant part, on its expectations as to future revenues and are largely fixed in the short term. As a result, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, any significant shortfall of revenues in relation to the Company's expectations would have an immediate and material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company plans to increase operating expenses to expand its research and development, client services, sales and marketing and administrative organizations. The timing of such expansion and the rate at which new personnel become productive could cause material fluctuations in quarterly and annual results of operations.

     The Company has experienced, and may experience in the future, significant seasonality in its business, and the Company's financial condition or results of operations may be affected by such trends in the future. Revenues have historically increased at higher rates in the fourth quarter of the year and at lower rates in the next succeeding quarter, which the Company believes is due to the Company's quota-based compensation arrangements, typical of those used in software companies, and year-end budgetary pressures on the Company's customers. The Company believes that this seasonal trend may continue for the foreseeable future.

     Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenues and results of operations will not vary substantially. It is also possible that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In either case, the price of the Company's common stock could be materially adversely affected.

     Management of Growth. The Company is currently experiencing a period of rapid growth that could place a significant strain on its management and other resources. The Company's business has grown significantly in size and complexity over the past three years. Total revenues increased from $4.7 million in 1995 to $8.3 million in 1996 and to $21.6 in 1997. In addition, the number of employees increased from 60 in 1995 to 139 as of December 31, 1997, and the Company expects to hire additional personnel during 1998. The growth in the size and complexity of the Company's business as well as its customer base has placed and is expected to continue to place a significant strain on the Company's management and operations. Certain members of the Company's senior management team have been with the Company for less than a year, and the Company's senior management has had limited experience in managing publicly traded companies. In addition, more than half of the Company's sales and marketing professionals have been with the Company for less than a year. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new research and development, consulting, sales and marketing and administrative personnel. There can be no assurance that the Company will be successful in hiring or retaining such personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. In addition, one element of the Company's business strategy is to seek acquisitions of businesses, products and technologies that are complementary to those of the Company. There can be no assurance that the Company will be able to identify and acquire such businesses on reasonable terms, integrate fully any such acquired businesses with the Company's existing operations, operate any such businesses profitably or otherwise implement its growth strategy. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, financial condition and results of operations could be materially adversely affected.

     Dependence on Key Personnel. The Company's performance depends substantially on the performance of its senior management team and key employees, including the Company's sales force and software professionals, particularly project managers, software engineers and other senior technical personnel. The Company is dependent on its ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team. The Company maintains employment agreements with certain key personnel. The loss of the services of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains key person insurance policies on Stefan R. Bothe and James W. Schenck.

     Lengthy Sales Cycle. The Company's software is often used for business-critical purposes, and its implementation involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available software and require the Company to expend substantial time, effort and money educating potential customers about the value of the Company's solutions. Sales of the Company's software products require an extensive education and marketing effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor a competing vendor or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between three and nine months. Due to the length of the sales cycle for its software products, including delays in implementing the Company's software across several functional and geographic areas of an organization, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company's business, financial condition or results of operations.

     Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its FlexiFinancials, FlexiInfoSuite and FlexiTools financial accounting products and the provision of consulting, training and software installation services in connection therewith. The Company currently expects that the licensing of its financial accounting software, and the provision of related services, will account for a substantial portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend, in significant part, on the continued market acceptance of the Company's existing products and the successful development, introduction and customer acceptance of new and enhanced versions of its software products and services. There can be no assurance that the Company will be successful in developing and marketing its financial accounting products.

     Rapid Technological Change and Evolving Market. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, the Company's position in the financial applications software market could erode rapidly due to unforeseen changes in the features and functionality of competing products, as well as the pricing models for such products. The Company's future success will depend in part upon the widespread adoption of object-oriented, component-based standards and the development of the Internet as a viable commercial marketplace, as well as the Company's ability to enhance its existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. In addition, the Company has on occasion experienced delays in the scheduled release of software products or the porting of such products to specific platforms or configurations. There can be no assurance that the financial services and other industries will adopt object-oriented, component-based standards, that the Company will successfully complete the development of new products in a timely fashion or that the Company's current or future products will satisfy the needs of potential customers.

     Concentration of Customers. Historically, a limited number of customers have accounted for a significant percentage of the Company's revenues in each year. During the years ended December 31, 1997, 1996 and 1995, two customers, one customer and one customer, respectively, each represented 10% or more of the Company's total revenues (or an aggregate of 40.2%, 12.3% and 12.1% of total revenues, respectively). Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. The failure of the Company to enter into a sufficient number of large licensing agreements during a particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The market for the Company's products and services is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and its FIPs and its distributor. In addition, the Company's FIPs may develop or offer products and services that compete with the Company's products and services. There can be no assurance that the Company's FIPs will not give higher priority to the sales of these or other competitive products and services. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the Year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company currently offers software products that are designed to be Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary date code changes. In addition, the Company has warranted, and may in the future warrant, to certain customers that its products will be Year 2000 compliant, and the failure of such products to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary; this may result in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including current Company customers, to reevaluate their current financial accounting system needs, and, as a result, consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition or results of operations.

     Euro Conversion Compliance. The euro is expected to be the new common currency for Europe effective January 1, 1999. The Company's products are designed to comply with this new requirement, with full functionality expected shortly after the European Commission finalizes the euro conversion definition. The failure to be euro compliant could have a material adverse effect on the Company's business, financial condition or results of operations.

     Potential for Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. The sale and support of products by the Company and its FIPs may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. The Company maintains general liability insurance coverage, including coverage for errors or omissions. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, litigation with respect to liability claims, regardless of outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any product liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has included security features in its products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, the Company's software products may be vulnerable to break-ins and similar disruptive problems. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the Company's customers, which may result in loss of or delay in market acceptance of the Company's products. Addressing these evolving security issues may require significant expenditures of capital and resources by the Company, which may have a material adverse effect on the Company's business, financial condition or results of operations.

     Software Errors or Bugs. The Company's software products are highly complex and sophisticated and could from time to time contain design defects or software errors that could be difficult to detect and correct. Although the Company has not experienced material adverse effects resulting from any software errors, bugs or viruses, there can be no assurance that, despite testing by the Company and its customers, errors will not be found in new or existing products, which errors could result in a delay in or inability to achieve market acceptance and thus could have a material adverse impact upon the Company's business, financial condition and results of operations.

     Limited Protection of Proprietary Rights. The Company's success is heavily dependent upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws and license agreements to establish and protect its rights in its software products and other proprietary technology. In addition, the Company currently requires its employees and consultants to enter into nondisclosure agreements to limit use of, access to and distribution of its proprietary information. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate to prevent misappropriation. Also, despite the steps taken by the Company to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of the Company's products, reverse engineer such products, develop similar technology independently or obtain and use information that the Company regards as proprietary

     In the future, the Company may receive notice of claims of infringement of other parties' proprietary rights. Although the Company does not believe that its products infringe the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company's business, financial condition or results of operations.

     Dependence on Third-Party Technology. The Company's proprietary software is currently designed, and may in the future be designed, to work on or in conjunction with certain third-party hardware and/or software products. If any of these current or future third-party vendors were to discontinue making their products available to the Company or to licensees of the Company's software or to increase materially the cost for the Company or its licensees to acquire, license or purchase the third-party vendors' products, or if a material problem were to arise in connection with the ability of the Company to design its software to properly use or operate with any third-party hardware and/or software products, the Company may be required to identify additional sources for such products. In such an event, interruptions in the availability or functioning of the Company's software and delays in the introduction of new products and services may occur until equivalent technology is obtained. There can be no assurance that an alternative source of suitable technology would be available or that the Company would be able to develop an alternative product in sufficient time or at a reasonable cost. The failure of the Company to obtain or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with Third-Party Channels. The Company addresses certain vertical and geographic markets through its FIPs and its distributor. The Company relies on its third-party channels to provide sales and marketing presence and name recognition, as well as the resources necessary to offer industry-specific financial accounting solutions. Although the Company expects to dedicate significant resources to develop its FIPs, there can be no assurance that the Company will be able to attract and retain qualified firms in its targeted vertical markets. The failure of the Company to maintain its current third-party channels or find other third-party channels, the Company's inability to adequately support such channels, the development of competitive products and services by the

Company's third-party channels or the entry by such firms into alliances with competitors of the Company would substantially limit the Company's ability to provide its products and services and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has attempted to seek FIPs and distributors in distinct vertical markets and distributors in distinct geographic markets, and to manage them in a manner to avoid potential channel conflicts, there can be no assurance that channel conflicts may not develop. Any such conflicts may adversely affect the Company's relationship with third-party channels or adversely affect its ability to develop new channels.

     Risks Associated with International Operations. The Company's international sales represented approximately 16.9% and 15.2% of total revenues during 1997and 1996, respectively. The Company has an office in London and a distributor in Hong Kong and intends to expand its international sales activity as part of its business strategy. In order to expand international sales in subsequent periods, the Company must establish additional foreign operations, hire additional personnel and establish relationships with additional FIPs and distributors. This will require significant management attention and financial resources and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products and services. The Company's international sales are generally denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and the accompanying financial statements, notes and schedule which are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's officers required by this Item is included in the section in Part I hereof under the heading "Executive Officers of the Registrant." The information concerning the Company's directors required by this Item is included in the Company's Proxy Statement under the heading "Election of Directors." Information concerning compliance by the Company's officers, directors and 10% stockholders with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included in the Company's Proxy Statement under the headings "Director Compensation," "Compensation of Executive Officers" and "Compensation Interlocks and Insider Participation" and incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Company's Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management" and incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

          1. FINANCIAL STATEMENTS. The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

          2.   FINANCIAL STATEMENT SCHEDULES. Valuation and Qualifying Accounts.

          3. EXHIBITS. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K

     (b)  REPORTS ON FORM 8-K

          No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLEXIINTERNATIONAL SOFTWARE, INC.



                                          By: /s/ Stefan R. Bothe
                                              ---------------------------------
                                              Stefan R. Bothe, Chairman & CEO

Date: March 30, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 SIGNATURE                              TITLE                      DATE

 /s/ Stefan R. Bothe     Chairman of the Board and Chief      March 30, 1998
 ----------------------  Executive Officer (Principal
  Stefan R. Bothe        Executive Officer)


 /s/ Richard P. Horner   Vice President, Finance (Principal   March 30, 1998
 ----------------------  Financial and Accounting Officer)
 Richard P. Horner

 /s/ Thomas H. Bredt     Director                             March 30, 1998
 ----------------------
 Thomas H. Bredt

 /s/ Jennifer V. Cheng   Director                             March 30, 1998
 ----------------------
 Jennifer V. Cheng

                         Director                             _____, 1998
 ----------------------
 John B. Landry

 /s/ A. David Tory       Director                             March 25, 1998
 ----------------------
 A. David Tory

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                        PAGE

Report of Independent Accountants                                        F-2

Balance Sheet as of December 31, 1997 and 1996                           F-3

Statement of Operations for the years ended December 31, 1997,
 1996 and 1995                                                           F-4

Statement of Stockholders' Equity (Deficit) for the years ended
 December 31, 1997, 1996 and 1995                                        F-5

Statement of Cash Flows for the years ended December 31, 1997,
 1996 and 1995                                                           F-6

Notes to Financial Statements                                        F-7 - F-16

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of FlexiInternational Software, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of FlexiInternational Software, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Stamford, Connecticut
January 26, 1998, except
as to Note 2 which is as of
February 3, 1998

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              DECEMBER 31,
                                                                                      ---------------------------
                                                                                        1997               1996
                                                                                        ----               ----

         ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 24,622           $  3,273
  Accounts receivable, net of allowance for doubtful
    accounts of $672 and $405, respectively                                              8,571              3,061
  Prepaid expenses and other current assets                                              1,143                617
                                                                                      --------           --------
        Total current assets                                                            34,336              6,951
Property and equipment at cost, net of accumulated depreciation
 and amortization of $1,392 and $905, respectively                                       1,222                647
Accounts receivable                                                                         --                 60
Other assets, net of accumulated amortization of $197 and $112, respectively               112                175
                                                                                      --------           --------
        Total assets                                                                  $ 35,670           $  7,833
                                                                                      ========           ========
         LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
         -----------------------------------------------
          PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
          -------------------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                               $  4,409           $  2,723
  Convertible loan                                                                          --                500
  Current portion of convertible note payable                                               --                135
  Current portion of capital lease obligations                                             206                238
  Deferred revenues                                                                      3,045              1,875
                                                                                      --------           --------
        Total current liabilities                                                        7,660              5,471
Long-term portion of convertible note payable                                               --                571
Long-term portion of capital lease obligations                                             304                 45
Deferred revenues                                                                           --                 60
                                                                                      --------           --------
        Total liabilities                                                                7,964              6,147
                                                                                      --------           --------
Commitments and contingencies (Note 8)
Mandatorily redeemable convertible preferred stock (Note 6)                                 --             15,509
Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    no shares issued or outstanding                                                         --                 --
  Common stock; $.01 par value; 50,000,000 shares authorized;
    issued and outstanding shares - 16,492,008 and 4,744,144,  respectively                165                 48
  Additional paid-in capital                                                            49,749              5,694
  Accumulated deficit                                                                  (22,208)           (19,565)
                                                                                      --------           --------
        Total stockholders' equity (deficit)                                            27,706            (13,823)
                                                                                      --------           --------

        Total liabilities, mandatorily redeemable convertible
        preferred stock and stockholders' equity (deficit)                            $ 35,670           $  7,833
                                                                                      ========           ========


                 See accompanying notes to financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                             1997                1996              1995
                                                             ----                ----              ----
Revenues:
  Software license                                         $ 13,901           $  5,205           $  3,166
  Service and maintenance                                     7,723              3,142              1,517
                                                           --------           --------           --------
        Total revenues                                       21,624              8,347              4,683

Cost of revenues:
  Software license                                              828                311                 88
  Service and maintenance                                     5,450              2,181              1,708
                                                           --------           --------           --------
        Total cost of revenues                                6,278              2,492              1,796

Operating expenses:
  Sales and marketing                                         7,820              4,978              4,350
  Product development                                         7,880              5,733              3,660
  General and administrative                                  2,316              2,453              1,316
                                                           --------           --------           --------
Total operating expenses                                     18,016             13,164              9,326
                                                           --------           --------           --------

Operating loss                                               (2,670)            (7,309)            (6,439)
Interest income                                                 168                 59                 58
Interest expense                                               (141)              (197)              (106)
                                                           --------           --------           --------
Loss before provision for income taxes                       (2,643)            (7,447)            (6,487)
Provision for income taxes                                       --                 --                 --
                                                           --------           --------           --------

Net loss                                                   $ (2,643)          $ (7,447)          $ (6,487)
                                                           ========           ========           ========

Basic and diluted loss per share:
  Net loss per share                                       $  (0.42)          $  (1.91)          $  (1.72)

  Unaudited pro forma net loss per share (Note 2)          $  (0.19)

  Weighted average shares                                     6,332              3,891              3,770
  Weighted average shares - pro forma (Note 2)               13,894


                 See accompanying notes to financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           Common Stock     Additional                   Total
                                                                         -----------------    paid-in   Accumulated  stockholders'
                                                                         Shares     Amount    capital      deficit  equity (deficit)
                                                                         ------     ------    -------      -------  ----------------
Balance at January 1, 1995                                             3,765,747     $ 38     $ 1,548     $ (5,631)     $ (4,045)
  Exercise of stock options                                                8,775       --          11           --            11
  Net loss                                                                    --       --          --       (6,487)       (6,487)
                                                                      ----------     ----     -------     --------      --------

Balance at December 31, 1995                                           3,774,522       38       1,559      (12,118)      (10,521)
  Issuance of common stock                                               885,000        9       3,531           --         3,540
  Compensation expense related to stock options granted and vested            --       --         492           --           492
  Exercise of stock options                                               84,622        1         112           --           113
  Net loss                                                                    --       --          --       (7,447)       (7,447)
                                                                      ----------     ----     -------     --------      --------

Balance at December 31, 1996                                           4,744,144       48       5,694      (19,565)      (13,823)
  Issuance of common stock, net of stock issue costs                   3,324,998       33      26,484           --        26,517
  Conversion of preferred shares to common stock                       7,861,350       79      15,433           --        15,512
  Issuance of common stock to vendor                                      47,938       --         289           --           289
  Exchange of debt for common stock                                      275,003        3       1,097           --         1,100
  Exercise of stock options and warrants                                 238,575        2         752           --           754
  Net loss                                                                    --       --          --       (2,643)       (2,643)
                                                                      ----------     ----     -------     --------      --------

Balance at December 31, 1997                                          16,492,008     $165     $49,749     $(22,208)     $ 27,706
                                                                      ==========     ====     =======     ========      ========


                See accompanying notes to financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Year Ended December 31,
                                                                        ------------------------------------------
                                                                            1997            1996          1995
                                                                            ----            ----          ----
Cash flows from operating activities:
Net loss                                                                $ (2,643)         $(7,447)         $(6,487)
Non-cash items included in net loss:
    Depreciation and amortization                                            572              466              393
    Provision for doubtful accounts                                          500              665              476
    Conversion of accrued interest to preferred stock                         --               59               11
    Expense related to stock options                                         141              640               --
Change in operating accounts:
    Accounts receivable                                                   (5,950)          (2,097)          (1,160)
    Prepaid expenses and other assets                                       (548)            (117)            (259)
    Accounts payable and accrued expenses                                  1,837              738              817
    Deferred revenue                                                       1,110              877             (172)
                                                                        --------          -------          -------
Net cash used in operating activities                                     (4,981)          (6,216)          (6,381)

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                --               --              113
  Purchase of property and equipment                                        (559)            (425)            (336)
                                                                        --------          -------          -------
Net cash used in investing activities                                       (559)            (425)            (223)

Cash flows from financing activities:
  Proceeds from sales of preferred stock                                      --            5,000            3,262
  Proceeds from sales of common stock, net of stock issue costs           26,517            3,540               --
  Proceeds from exercise of stock options and warrants                       754              113               11
  Proceeds from convertible loan and promissory notes                         --            2,000            1,500
  (Repayments of) proceeds from line of credit, net                           --             (453)             453
  (Repayments of) proceeds from convertible note payable                    (106)             (45)             750
  Payments of capital lease obligations                                     (276)            (256)            (227)
                                                                        --------          -------          -------
 Net cash provided by financing activities                                26,889            9,899            5,749
                                                                        --------          -------          -------

Increase (decrease) in cash and cash equivalents                          21,349            3,258             (855)
                                                                        --------          -------          -------
Cash and cash equivalents at beginning of year                             3,273               15              870
                                                                        --------          -------          -------
Cash and cash equivalents at end of year                                $ 24,622          $ 3,273          $    15
                                                                        ========          =======          =======

Supplemental disclosures:
  Interest paid in cash                                                 $    139          $   197          $   105
  Assets acquired through capital lease obligations                     $    503          $    --          $   423
  Exchange of loan and accrued interest for preferred stock             $     --          $ 3,059          $ 1,021
  Exchange of loans for common stock                                    $  1,100          $    --          $    --


                See accompanying notes to financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 - THE COMPANY:

FlexiInternational Software, Inc. (the "Company") began operations in 1991. The Company offers an integrated suite of object-oriented, component-based financial accounting applications, reporting and workflow applications, and development and customization tools based upon a client/server, multi-tier architecture and rule-driven design to address the needs of users with sophisticated financial accounting requirements, including high functionality, high adaptability and scalability, low cost of implementation and capacity to support new and emerging technologies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION:
The Company licenses software under noncancellable license agreements through direct and indirect channels, and provides services including maintenance, training and consulting. Software license revenues through the Company's direct sales channel are recognized when a noncancellable license agreement has been signed, the product has been delivered and installed, collection is considered probable by management and all significant contractual obligations have been satisfied. Software license revenues through the Company's indirect sales channel are recognized as such fees are reported to the Company. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Maintenance revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year. Revenues from training and consulting services are recognized as such services are performed. The Company does not require collateral for its receivables, and reserves are maintained for potential losses.

EXPORT SALES:
Export sales for the years ended December 31, 1997, 1996 and 1995 were approximately 17%, 15% and 17%, respectively. Export sales are generally denominated in U.S. dollars.

PRODUCT DEVELOPMENT COSTS:
In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," the Company has evaluated the establishment of technological feasibility of its various products during the development phase. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company charges all the product development expenses to operations in the period incurred.

CASH AND CASH EQUIVALENTS:
The Company considers all interest-bearing securities having original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customers in the event of non-performance. Two customers, one customer and one customer, respectively, each represented 10% or more of the Company's total revenues, or an aggregate of 40.2%, 12.3%, 12.1% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. One customer represented approximately 18.7% of the Company's net accounts receivable at December 31, 1997.

PREPAID EXPENSES AND OTHER ASSETS:
Prepaid expenses and other assets consist primarily of prepaid expenses, organizational costs and other intangible assets. Organizational costs and other intangible assets are being amortized over periods not exceeding five years. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $85, $71 and $45, respectively. The Company periodically reviews the recoverability of intangible and other long-lived assets based upon anticipated cash flows generated from such underlying assets.

PROPERTY AND EQUIPMENT:
Property and equipment is composed of furniture and equipment and is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using an accelerated method over the estimated useful lives of the assets ranging from three to seven years. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 amounted to $487, $395 and $348, respectively, and includes amortization of assets recorded under capital lease obligations.

INCOME TAXES:
Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax bases of assets and liabilities using presently enacted tax rates.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS:
The Company's financial instruments consist of cash, accounts receivable, capital lease obligations, accounts payable and other short-term borrowings. The current carrying amount of these instruments approximates fair market value.

ACCOUNTING FOR STOCK BASED COMPENSATION:
The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." As permitted by this statement, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

UNAUDITED PRO FORMA LOSS PER SHARE:
Pro forma loss per share is based on the pro forma weighted average number of shares of common stock and common equivalent shares outstanding for the period. The pro forma weighted average number of shares includes an additional 7,562,000 shares assuming the conversion of the Company's mandatorily redeemable convertible preferred stock as of January 1, 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS:
Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of this standard had no material effect on the Company's financial statements. In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. Management has adopted this standard effective January 1, 1996 by means of disclosure of the pro forma effect of the compensation components of stock-based compensation in Note 7.

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has presented basic and diluted loss per share for all periods.

The Company has included 299,000 weighted average shares representing the conversion of 7,861,350 of the Company's mandatorily redeemable convertible preferred stock on December 17, 1997. The Company has excluded 968,000, 1,085,000 and 937,000 outstanding options and warrants for the years ended December 31, 1997, 1996 and 1995, respectively, from the diluted share number because they are antidilutive.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 applies to all companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. Management believes the adoption of SFAS No. 131 will not have a material impact on the financial statements.

In December 1997, the AICPA issued SOP 97-2 "Software Revenue Recognition" to be effective for fiscal years beginning after December 15, 1997. The Company has adopted SOP 97-2 effective January 1, 1998. Management believes that the adoption of SOP 97-2 will not have a material impact on the financial statements.

In February 1998, the SEC issued Staff Accounting Bulletin No. 98 ("SAB No. 98"). SAB No. 98 requires the disclosure of historical earnings per share information for all pre initial public offering periods in accordance with SFAS No. 128. As a result, the Company has included historical earnings (loss) per share for all periods presented.

USE OF ESTIMATES:
The accompanying financial statements reflect estimates and assumptions made in the application of generally accepted accounting principles. Actual results may vary from those estimates.

NOTE 3 - INCOME TAXES:

Significant components of the Company's deferred tax asset at December 31, 1997 and 1996 are as follows:

                                               December 31,
                                          1997              1996
                                          ----              ----
Net operating loss carryforwards        $ 7,195           $ 6,436
Other                                     1,101               818
                                        -------           -------
    Subtotal                              8,296             7,254
Valuation allowance                      (8,296)           (7,254)
                                        -------           -------
Net deferred tax asset                  $    --           $    --
                                        =======           =======

No provision or benefit for federal or state income taxes has been made for the years ended December 31, 1997, 1996 and 1995 given the Company's loss position. At December 31, 1997, the Company had domestic net operating loss carryforwards of approximately $18,000 which expire through the year 2012. The deferred tax assets at December 31, 1997 and 1996 have been fully reserved due to the uncertainty of their realization, primarily attributed to the Company's historical losses.

For tax purposes, there is an annual limitation on the utilization of the net operating loss carryforwards resulting from an ownership change as defined by Internal Revenue Code Section 382. Due to this annual limitation, the net operating loss carryforwards may expire prior to when otherwise utilizable.

NOTE 4 - BORROWINGS:

CONVERTIBLE NOTE PAYABLE:
In August 1995, the Company executed a note agreement which provided financing totaling $750. The note bore interest at the LIBOR rate, adjusted annually. The note was convertible, subsequent to August 1, 1996 at the option of the holder, into common stock at a price of $4.00 per share and was secured by certain assets of the Company. In August 1997, the remaining principal balance of the note of $600 was converted, pursuant to its terms, into 150,000 shares of the Company's common stock.

ACCOUNTS RECEIVABLE LINE OF CREDIT:
In April 1997, the Company entered into a revolving credit agreement with a financial institution. The agreement, as modified in January 1998, allows the Company to borrow up to $5,000, with maximum borrowings not to exceed 80% of eligible receivables as defined by the agreement. Interest on borrowings is set at the lender's prime rate. Among other provisions, the Company is required to maintain certain financial covenants. In addition, payment of cash dividends is prohibited without the lender's consent. The line of credit agreement expires April 1, 1999. At December 31, 1997, no borrowings were outstanding under this credit facility.

The Company maintained a line of credit facility with a holder of shares of the Company's Series B convertible preferred stock which allowed for borrowings of the lesser of 75% of eligible receivables, as defined by the agreement, or $1,500. This line of credit was extended through December 31, 1996 and then canceled.

CONVERTIBLE LOAN:
In November 1996, the Company issued a convertible loan totaling $500 to a private investor. In January 1997, the loan was converted into 125,002 shares of common stock at a price of $4.00 per share.

CONVERTIBLE PROMISSORY NOTES:
In February 1996, the Company issued convertible promissory notes payable totaling $900 to certain of its Series B preferred stockholders. The notes bore interest at a rate of 5.33% and were canceled in connection with the issuance of shares of Series C convertible preferred stock in May 1996 (Note 6).

In January 1996, the Company issued convertible promissory notes payable totaling $600 to certain of its Series B preferred stockholders. The notes bore interest at a rate of 5.33% and were converted into Series C convertible preferred stock in May 1996 (Note 6).

In October 1995, the Company issued a convertible promissory note payable totaling $1,500 to certain of its Series B preferred stockholders. The note bore interest at a rate of 5.33% and was converted into Series C convertible preferred stock in May 1996 (Note 6).

In November 1994, the Company issued a convertible promissory note payable totaling $1,010 to certain of its Series A preferred stockholders. The note bore interest at a rate of 6.24% and was converted into Series B preferred stock in January 1995 (Note 6).

NOTE 5 - CAPITAL LEASE OBLIGATIONS:

In June 1995, the Company financed, under a sale leaseback arrangement, all property and equipment it purchased from September 1994 to June 1995 and received $113 in cash. The transaction was accounted for as a capital lease wherein the property and equipment remained an asset of the Company and continued to be depreciated. In addition, all purchases of property and equipment made between June 1995 and December 1995, as well as certain fixed asset acquisitions during the year ended December 31, 1997, were financed through a capital lease arrangement. Total property and equipment acquired under these capitalized leases, which consisted primarily of computer equipment, at December 31, 1997 and 1996 amounted to $1,363 and $782, respectively. Accumulated depreciation on these assets at December 31, 1997 and December 31, 1996 amounted to $775 and $561, respectively. The annual interest rates on such obligations range from 8.5% to 11.5%.

Approximate maturities of such capital lease obligations are as follows at December 31, 1997:

         1998                                                  $241
         1999                                                   196
         2000                                                   143
                                                               ----

         Total                                                  580
         Less amounts representing interest                      70
                                                                ---
         Total capital lease obligation                         510

         Less amounts due within one year                       206
                                                               ----

         Long-term portion capital lease obligations           $304
                                                               ====


NOTE 6 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

The Company had authorized 13,027,874 shares of preferred stock, $.01 par value per share and had designated the following series, all of which have been converted to common stock effective with the initial public offering in December 1997.

SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
In February 1994, the Company sold 1,750,000 shares of Series A convertible preferred stock ("Series A Preferred Stock") to a private investor group for $1.16 per share and sold 862,069 shares for $1.16 per share in March 1994 to another private investor group. In addition, in July 1994, the board of directors approved the exchange by a stockholder of 107,137 shares of common stock for 172,414 shares of Series A preferred stock. Each share of Series A preferred stock was convertible at any time into .75 shares of common stock, as adjusted in the event of future dilution, and had full voting rights. The total number of Series A preferred shares authorized was 2,840,517, with a par value of $.01. In the event of involuntary liquidation or some other event as described in the Company's certificate of incorporation, a holder of such Series A preferred stock was entitled to receive up to $3.30 per share (for a total of $9,189). The right to receive dividends was noncumulative. Dividends were payable when and as declared by the Company's board of directors at the rate of $0.0812 per share per annum. The Series A preferred shares were mandatorily converted in December 1997 upon the closing of the Company's initial public offering of shares of common stock pursuant to an effective registration statement under the Securities Act of 1933.

SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
In January 1995, the Company sold 2,007,645 shares of Series B convertible preferred stock ("Series B Preferred Stock") to a private investor group for $1.50 per share. In addition, in July 1995, the Company sold 125,000 shares of Series B preferred stock to a private investor group for $2.00 per share. In connection with the sale, the convertible promissory note issued in November 1994 totaling $1,010 and related accrued interest were converted into 680,355 shares of Series B convertible preferred stock and such note was canceled. Each share of Series B preferred stock was convertible at any time into .75 shares of common stock, as adjusted in the event of future dilution, and has full voting rights. The total number of Series B preferred shares authorized was 5,000,000 with a par value of $.01. In the event of involuntary liquidation or some other event as described in the Company's certificate of incorporation, a holder of such Series B preferred stock was entitled to receive up to $3.30 per share (for a total of $9,283). The right to receive dividends was noncumulative. Dividends were payable when and as declared by the Company's board of directors at the rate of $0.105 per share per annum. The Series B preferred shares were mandatorily converted in December 1997 upon the closing of the Company's initial public offering of shares of common stock pursuant to an effective registration statement under the Securities Act of 1933.

SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
In May 1996, the Company sold 3,030,303 shares of Series C convertible preferred stock ("Series C Preferred Stock") to a private investor group for $1.65 per share. In connection with the sale, the convertible promissory notes issued in October 1995, January 1996 and February 1996 totaling $3,000 and related accrued interest were converted into 1,854,024 shares of Series C preferred stock and such notes were canceled. Each share of Series C preferred stock was convertible at any time into .75 shares of common stock, as adjusted in the event of future dilution, and has full voting rights. The total number of Series C preferred shares authorized was 5,187,357 with a par value of $.01. In the event of involuntary liquidation or some other event as described in the Company's certificate of incorporation, a holder of such Series C preferred stock was entitled to receive up to $3.30 per share (for a total of $16,118). The right to receive dividends was noncumulative. Dividends were payable when and as declared by the Company's board of directors at the rate of $0.1155 per share per annum. The Series C preferred shares were mandatorily converted in December 1997 upon the closing of the Company's initial public offering of shares of common stock pursuant to an effective registration statement under the Securities Act of 1933.

NOTE 7 - STOCKHOLDERS' EQUITY:

PREFERRED STOCK:
After the completion of the Company's initial public offering of shares of common stock (described below), the Company filed a Restated Certificate of Incorporation which provides that its authorized capital stock will include 5,000,000 shares of preferred stock, $.01 par value.

The Company's board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors.

The purpose of authorizing the board of directors to issue preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of preferred stock.

COMMON STOCK:
In December 1997, the Company completed an initial public offering of shares of its common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended. The Company sold 2,250,000 shares (and selling stockholders sold 1,200,000 shares) of common stock to the public. Net proceeds to the Company were $22,218, after underwriting discounts and commissions and deducting expenses of the offering aggregating $800.

In December 1996, the Company sold 885,000 shares of the Company's common stock to a private investor group. The shares were sold for $4.00 per share and the total proceeds were $3,540.

On January 10, 1997, January 15, 1997, February 28, 1997 and March 25, 1997, the Company sold 500,000, 75,000, 249,998 and 250,000 shares of the Company's common stock, respectively. The shares were sold for $4.00 per share and the total proceeds were $4,300.

On November 6, 1997, the Company effected a three-for-four reverse split of the Company's common stock. All references to common stock amounts, shares, per share data, and preferred stock conversion rights included in the financial statements and notes have been adjusted to give retroactive effect to the stock split.

STOCK WARRANTS:
In conjunction with the issuance of a note payable in August 1995, the Company issued a warrant for the purchase of 75,000 shares of its common stock at a price of $8.00 per share, subject to adjustment, exercisable at the holder's election at any time after August 1, 1997. This warrant was exercised in December 1997.

In connection with the Company's 1995 financing arrangements, a warrant was issued for the purchase of 5,129 shares of Series C preferred stock for $1.65 per share. Such warrant allows the holder to acquire 3,846 shares of common stock for $2.20 per share. This warrant expires in December 2006.

In connection with the Company's 1995 financing arrangements, a warrant was issued for the purchase of 76,800 shares of Series B preferred stock for $1.50 per share. This warrant allows the holder to acquire 57,600 shares of common stock for $2.00 per share, and the warrant expires in July 2005.

In connection with the Company's capital lease obligations in 1994, a warrant was issued for the purchase of 43,103 shares of Series A preferred stock for $1.16 per share. This warrant allows the holder to acquire 32,327 shares of common stock for $1.546 per share, and the warrant expires in June 2004.

All warrants issued by the Company were accounted for in accordance with APB Opinion No. 14.

STOCK PLANS:
The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the issuance of up to 1,362,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants and advisors. The board of directors has authority to determine awards and establish the exercise price. Such options vest over various periods up to five years and expire on various dates through 2007. No additional option grants will be made under the 1992 Plan.

Options to purchase 47,938 shares of common stock were granted to a vendor for services rendered in 1996 and 1997. Such options vested after six months and were exercisable at $.01 per share. All of these options we exercised in 1997.

The Company's 1997 Stock Incentive Plan (the "Incentive Plan") was adopted by the board of directors in September 1997 and was approved by the stockholders in October 1997. The Incentive Plan is intended to replace the Company's 1992 Plan. Up to 1,875,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Incentive Plan. Options may be granted at an exercise price which may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Officers, employees, directors, consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the Incentive Plan. At December 31, 1997, no options under the Incentive Plan had been granted.

The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the board of directors in September 1997 and was approved by the stockholders in October 1997. The Purchase Plan authorizes the issuance of up to a total of 300,000 shares of common stock to participating employees. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the average market price (as defined) per share of the common stock on either the first day or the last day of the offering period, whichever is lower.

The Company's 1997 Director Stock Option Plan (the "Director Plan) was adopted by the board of directors in September 1997 and was approved by the stockholders in October 1997. Under the terms of the Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive nonstatutory options to purchase shares of common stock. A total of 150,000 shares of Common stock may be issued upon exercise of options granted under the Director Plan. The exercise price per share for shares granted initially will be equivalent to the initial public offering price ($11.00). The exercise price per share for all shares thereafter will be the closing price per share of Common Stock on the date of grant. All options granted under the Director Plan vest one year from the date of grant so long as the optionee remains a director of the Company. At

December 31, 1997, 22,500 options under the Director Plan were outstanding at an exercise price of $11.00 per share.

The following table describes the Company's stock option activity under its 1992
Plan:

                                                                              Weighted average
                                                           Number of          exercise price
                                                            options              per share
                                                            -------              ---------
                                                                          (priced at date of grant)

Outstanding at January 1, 1995                             745,650                 $1.12
  Granted                                                  328,725                 $1.68
  Exercised                                                 (8,775)                $1.33
  Canceled                                                (297,600)                $1.41
                                                          --------

Outstanding at December 31, 1995                           768,000                 $1.24
  Granted                                                  425,144                 $0.92
  Exercised                                                (84,622)                $1.33
  Canceled                                                (192,578)                $1.81
                                                          --------

Outstanding at December 31, 1996                           915,944                 $0.96
  Granted                                                  466,220                 $4.60
  Exercised                                               (211,514)                $0.73
  Canceled                                                (296,250)                $1.93
                                                          --------
Outstanding at December 31, 1997                           874,400                 $2.71

Exercisable at December 31, 1995                           361,642                 $0.73
Exercisable at December 31, 1996                           636,854                 $0.52
Exercisable at December 31, 1997                           468,030                 $0.43
Options available for grant at December 31, 1997                --                    --


The following table summarizes information regarding stock options granted during 1995, 1996 and 1997 under the Company's 1992 Plan:

                                                                          Weighted           Weighted
                                                        Number of          average           average
                                                         options          exercise             fair
                                                         granted            price             value
                                                         -------            -----             -----
1995:
-----
Options granted at less than market value                121,875            $0.93              $1.89
Options granted at market value                          170,625            $2.00              $0.57
Options granted above market value                        36,225            $2.67              $0.03

1996:
-----
Options granted at less than market value                256,619            $0.01              $2.19
Options granted at market value                          168,525            $2.09              $0.53

1997:
-----
Options granted at less than market value                144,194            $1.24              $3.04
Options granted at market value                          322,026            $6.21              $1.93

The following table summarizes information regarding stock options outstanding at December 31, 1997 under the Company's 1992 Plan:

                                      Options outstanding                          Options exercisable
                              -----------------------------------              --------------------------
                                           Weighted
                                            average          Weighted                            Weighted
         Range of          Number          remaining          average            Number           average
         exercise        outstanding   contractual life   exercise price       exercisable       exercise
          prices         at 12/31/97        in years         per share         at 12/31/97         price
          ------         -----------        --------         ---------         -----------         -----
     $0.00027-$0.0133      338,250            7.36            $0.0104            337,500          $0.0104
          $1.33-$2.00      192,600            6.71            $  1.47            116,610          $  1.40
          $2.20-$2.67       56,550            8.46            $  2.41             13,545          $  2.46
                $4.00      123,150            9.18            $  4.00                300          $  4.00
         $8.67-$10.00      163,850            9.62            $  8.89                 75          $ 10.00

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), on January 1, 1996. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock based compensation plans. If the Company had recorded compensation cost based upon the fair value at the grant date for awards under these plans, consistent with SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:



                                                                  Year ended December 31,
                                                         1997                1996               1995
                                                         ----                ----               ----
         Net loss as reported                        $  (2,643)          $  (7,447)          $  (6,487)
         Net loss pro forma                          $  (2,690)          $  (7,452)          $  (6,495)

         Diluted loss per share as reported          $   (0.42)          $   (1.91)          $   (1.72)
         Diluted loss per share pro forma            $   (0.42)          $   (1.92)          $   (1.72)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.31% for the year ended December 31, 1997 and 6.48% for the years ended December 31, 1996 and 1995, an expected option life of 5 years and volatility of .65 for the year ended December 31, 1997. In accordance with SFAS No. 123, the fair value method of accounting has not been applied to options granted prior to January 1, 1995. Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

The Company has reserved 874,400 shares of common stock for options outstanding under the 1992 Plan and 93,773 shares of common stock for exercisable warrants. In addition, the Company has reserved 2,325,000 shares of common stock for its Incentive Plan, Purchase Plan and Director Plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company leases space in several buildings which it uses for offices and development facilities and rents various equipment and vehicles, all subject to operating leases. As of December 31, 1997, the minimum annual rental payments under the terms of such noncancellable leases which expire at various dates through 2003 are as follows:

                  1998                                     $480
                  1999                                      370
                  2000                                      317
                  2001                                      296
                  2002                                      297
                  Thereafter                                154
                                                         ------

                  Total minimum lease payments           $1,914
                                                         ======

Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $531, $317 and $251, respectively.

From time to time in the ordinary course of business, the Company is subject to legal proceedings. While it is not possible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                       CHARGED TO
                                                  BALANCE AT            COSTS AND                           BALANCE AT
                DESCRIPTION                   DECEMBER 31, 1996         EXPENSES        DEDUCTIONS      DECEMBER 31, 1997
                -----------                   -----------------         --------        ----------      -----------------
Allowance for doubtful accounts                      $  405               $  500         $   (233)           $  672
Valuation allowance for deferred tax asset           $7,254               $1,042                             $8,296

                                                                        CHARGED TO
                                                  BALANCE AT             COSTS AND                          BALANCE AT
                DESCRIPTION                   DECEMBER 31, 1995          EXPENSES        DEDUCTIONS     DECEMBER 31, 1996
                -----------                   -----------------          --------        ----------     -----------------
Allowance for doubtful accounts                      $  422                $  665         $   (682)           $  405
Valuation allowance for deferred tax asset           $4,143                $3,111                             $7,254

                                                                        CHARGED TO
                                                  BALANCE AT             COSTS AND                          BALANCE AT
                DESCRIPTION                   DECEMBER 31, 1994          EXPENSES        DEDUCTIONS     DECEMBER 31, 1995
                -----------                   -----------------          --------        ----------     -----------------
Allowance for doubtful accounts                      $   75                 $  476         $   (129)           $  422
Valuation allowance for deferred tax asset           $1,630                 $2,513                             $4,143


                                 EXHIBIT INDEX

   EXHIBIT                        DESCRIPTION
     NO.

     3.1 Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No 333-38403)(the "Form S-1").

     3.2 Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1.

     4 Specimen certificate for shares of Common stock is incorporated herein by reference to Exhibit 4 to the Form S-1.

     10.1 1992 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Form S-1.

     10.2 1997 Stock Incentive Plan, including forms of incentive and nonstatutory stock option agreements, is incorporated herein by reference to Exhibit 10.2 to the Form S-1.

     10.3 1997 Director Stock Option Plan, including form of option agreement, is incorporated herein by reference to Exhibit 10.3 to the Form S-1.

     10.4 1997 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to the Form S-1.

     10.5 Registration Rights Agreement dated May 7, 1996, as amended, among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.5 to the Form S-1.

     10.6 Series C Preferred Stock Purchase Agreement dated May 7, 1996 among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.8 to the Form S-1.

     10.7 Warrant Agreement dated June 28, 1994 held by CDC Realty, Inc. is incorporated herein by reference to Exhibit 10.10 to the Form S-1.

     10.8 Warrant Agreement dated July 25, 1995 issued to Comdisco, Inc. (exercisable for 45,000 shares) is incorporated herein by reference to Exhibit 10.11 to the Form S-1.

     10.9 Warrant Agreement dated July 25, 1995 issued to Comdisco, Inc. (exercisable for 12,600 shares) is incorporated herein by reference to Exhibit 10.12 to the Form S-1.

     10.10 Master Lease Agreement dated June 28, 1994 between the Registrant and Comdisco, Inc. is incorporated herein by reference to Exhibit
            10.13 to the Form S-1.

     10.11 Letter Agreement dated April 30, 1997 between the Registrant and Fleet National Bank ("Fleet") is incorporated herein by reference to
            Exhibit 10.15 to the Form S-1.

     10.12 Accounts Receivable Security Agreement dated April 30, 1997 between the Registrant and Fleet is incorporated herein by reference to
            Exhibit 10.16 to the Form S-1.

     10.13 Promissory Note of the Registrant dated January 30, 1998 to Fleet in the principal amount of $5,000,000.

     10.14 Subordination Agreement dated April 30, 1997 between the Registrant and the Connecticut Development Authority is incorporated herein by reference to Exhibit 10.18 to the Form S-1.


     10.15 Standard Sublease Agreement dated February 7, 1996 between the Registrant and Symantec Corporation is incorporated herein by reference to Exhibit 10.19 to the Form S-1.

     10.16 Warrant Agreement dated December 10, 1996 issued to Comdisco, Inc. is incorporated herein by reference to Exhibit 10.20 to the Form S-1.

     10.17 Stockholders' Voting Agreement dated May 7, 1996 among the Registrant and the Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.21 to the Form S-1.

     10.18 Participation Agreement dated May 7, 1996 among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.22 to the Form S-1.

     10.19 Loan modification agreement dated January 30, 1998 between the Registrant and Fleet.

     23     Consent of Price Waterhouse LLP.

     27.1   Financial Data Schedule. (fiscal 1997)

     27.2   Restated Financial Data Schedule. (fiscal 1996)

     27.3 Restated Financial Data Schedule. (9-month period ended September 30, 1997)