Form 10-Q
period 1998-03-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1998-05-15
CIK 1015464

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934.


For the quarterly period ended March 31, 1998


                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934.


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

                                 (203) 925-3040
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X        No
                         -----         -----

As of March 31, 1998, there were 16,506,753 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                             FLEXIINTERNATIONAL SOFTWARE, INC.

                                     TABLE OF CONTENTS
                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements
             Condensed Balance Sheet...................................................... 3
             Condensed Statement of Operations............................................ 4
             Condensed Statement of Cash Flows............................................ 5
             Notes to Condensed Financial Statements...................................... 6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.................................................................... 7

PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds........................................ 9
Item 6.  Exhibits and Reports on Form 8-K................................................. 9
         Signature........................................................................10

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                             FLEXIINTERNATIONAL SOFTWARE, INC.
                                  CONDENSED BALANCE SHEET
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                March 31,   December 31,
                                                                                  1998         1997
                                                                                ---------   ------------
                                                                               (unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 17,978     $ 24,622
  Short-term investments                                                           4,412         --
  Accounts receivable, net of allowance for doubtful
    accounts of $670 and $672, respectively                                        9,390        8,571
  Prepaid expenses and other current assets                                          750        1,143
                                                                                --------     --------
        Total current assets                                                      32,530       34,336

Property and equipment at cost, net of accumulated depreciation
 and amortization of $1,553 and $1,392, respectively                               1,280        1,222
Long-term receivable                                                               1,300         --
Other assets, net of accumulated amortization of $203 and $197, respectively         132          112
                                                                                --------     --------

        Total assets                                                            $ 35,242     $ 35,670
                                                                                ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                         $  3,658     $  4,409
  Current portion of capital lease obligations                                       236          206
  Deferred revenues                                                                2,449        3,045
                                                                                --------     --------
        Total current liabilities                                                  6,343        7,660

Long-term portion of capital lease obligations                                       382          304
                                                                                --------     --------

        Total liabilities                                                          6,725        7,964
                                                                                --------     --------

Stockholders' equity:
  Common stock; $.01 par value; 50,000,000 shares authorized;
    issued and outstanding shares - 16,506,753 and 16,492,008, respectively          165          165
  Additional paid-in capital                                                      49,775       49,749
  Accumulated deficit                                                            (21,423)     (22,208)
                                                                                --------     --------
        Total stockholders' equity                                                28,517       27,706
                                                                                --------     --------

        Total liabilities and stockholders' equity                              $ 35,242     $ 35,670
                                                                                ========     ========


            See accompanying notes to condensed financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1998          1997
                                                       ----          ----
                                                   (unaudited)   (unaudited)
Revenues:
  Software license                                   $ 4,687       $ 1,311
  Service and maintenance                              2,821         1,236
                                                     -------       -------
        Total revenues                                 7,508         2,547

Cost of revenues:
  Software license                                       467           296
  Service and maintenance                              1,753           777
                                                     -------       -------
        Total cost of revenues                         2,220         1,073

Operating expenses:
  Sales and marketing                                  2,143         1,561
  Product development                                  2,022         2,152
  General and administrative                             612           595
                                                     -------       -------
Total operating expenses                               4,777         4,308
                                                     -------       -------

Operating income (loss)                                  511        (2,834)
Interest income                                          286            13
Interest expense                                         (13)          (26)
                                                     -------       -------
Income (loss) before provision for income taxes          784        (2,847)
Provision for income taxes                                --            --
                                                     -------       -------

Net income (loss)                                    $   784       $(2,847)
                                                     =======       =======

Net income (loss) per share:
  Basic                                              $  0.05       $ (0.52)
  Diluted                                            $  0.05       $ (0.52)
Weighted average shares:
  Basic                                               16,500         5,484
  Diluted                                             17,287         5,484



            See accompanying notes to condensed financial statements.


                             FLEXIINTERNATIONAL SOFTWARE, INC.
                             CONDENSED STATEMENT OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1998           1997
                                                                        ----           ----
                                                                    (unaudited)     (unaudited)
Cash flows from operating activities:
Net income (loss)                                                    $   784         $(2,847)
Non-cash items included in net income (loss):
   Depreciation and amortization                                         167             117
   Provision for doubtful accounts                                        --              75
Change in operating accounts:
   Accounts receivable                                                (2,119)         (2,459)
   Prepaid expenses and other assets                                     367             (91)
   Accounts payable and accrued expenses                                (717)            524
   Deferred revenue                                                     (596)          1,021
                                                                     -------         -------
Net cash used in operating activities                                 (2,114)         (3,660)

Cash flows from investing activities:
Purchase of property and equipment                                      (113)           (173)
                                                                     -------         -------
Net cash used in investing activities                                   (113)           (173)

Cash flows from financing activities:
  Purchase of short-term investments                                  (4,412)             --
  Proceeds from sales of common stock, net of stock issue costs           --           4,300
  Proceeds from exercise of stock options and warrants                    26              13
  Repayments of convertible note payable                                  --             (43)
  Payments of capital lease obligations                                  (31)            (68)
                                                                     -------         -------
Net cash (used in) provided by financing activities                   (4,417)          4,202
                                                                     -------         -------

(Decrease) increase in cash and cash equivalents                      (6,644)            369
                                                                     -------         -------
Cash and cash equivalents at beginning of period                      24,622           3,273
                                                                     -------         -------
Cash and cash equivalents at end of period                           $17,978         $ 3,642
                                                                     =======         =======




            See accompanying notes to condensed financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 1998. The results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has presented basic and diluted income (loss) per share for all periods. The difference between the number of shares used in the basic per share calculation compared to the diluted per share calculation for the three months ended March 31, 1998 is due to the dilutive effect of outstanding stock options and warrants.

In February 1998, the SEC issued Staff Accounting Bulletin No. 98 ("SAB
No. 98"). SAB No. 98 requires the disclosure of historical earnings per share information for all pre initial public offering periods in accordance with SFAS No. 128. As a result, the Company has included historical net income (loss) per share for all periods presented.

NOTE 3 - REVENUE RECOGNITION

The Company licenses software under noncancellable license agreements through direct and indirect channels, and provides services including maintenance, training and consulting. Effective January 1, 1998, the Company has adopted SOP 97-2 "Software Revenue Recognition". The adoption of SOP 97-2 had no material impact on the financial statements. Software license revenues through the Company's direct sales channel and guaranteed minimum royalties through its indirect sales channel are recognized when a noncancellable license agreement has been signed, the product has been delivered and installed, collection is considered probable by management and all significant contractual obligations have been satisfied. Other software license royalties earned through the Company's indirect sales channel are recognized as such fees are reported to the Company. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Maintenance revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year. Revenues from training and consulting services are recognized as such services are performed. The Company does not require collateral for its receivables, and reserves are maintained for potential losses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

      Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, increased 194.8%, from $2.5 million for the three months ended March 31, 1997 to $7.5 million for the three months ended March 31, 1998. Two customers provided approximately 46.5% of the total revenues for the three months ended March 31, 1998.

      Software license revenues increased 257.5%, from $1.3 million for the three months ended March 31, 1997 to $4.7 million for the three months ended March 31, 1998. Flexi's growth was due to revenue from new clients, existing clients and FlexiIndustry Partners (FIP). In compliance with the revenue recognition policy under SOP 97-2, approximately $2.0 million in guaranteed minimum royalty fees from an FIP agreement were recognized during the three months ended March 31, 1998. Service and maintenance revenues increased 128.2%, from $1.2 million for the three months ended March 31, 1997 to $2.8 million for the three months ended March 31, 1998. The increase was primarily attributable to the growth of the installed base of customers and the increasing complexity of user requirements, which resulted in an increase in consulting service revenues.

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

      Cost of software license revenues increased 57.8%, from $296,000 for the three months ended March 31, 1997 to $467,000 for the three months ended
March 31, 1998. Cost of software license revenues as a percentage of software license revenues decreased from 22.6% for the three months ended March 31, 1997 to 10.0% for the three months ended March 31, 1998. The increase in cost of software license revenues in dollar amount was primarily attributable to an increase in third-party software products distributed by the Company, as well as costs associated with increased sales volume.

      Cost of service and maintenance revenues increased 125.6%, from $.8 million for the three months ended March 31, 1997 to $1.8 million for the three months ended March 31, 1998. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 62.9% for the three months ended March 31, 1997 to 62.1% for the three months ended March 31, 1998. The increase in dollar amount resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 37.3%, from $1.6 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998. The increase in dollar amount was primarily attributable to increased staffing in the direct sales force and sales and marketing organizations. Sales and marketing expenses as a percentage of total revenues decreased from 61.3% for the three months ended March 31, 1997 to 28.5% for the three months ended March 31, 1998 due to an increasing revenue base. The Company is in the process of expanding its distribution channels, both domestically and internationally and, accordingly, sales and marketing expenses are expected to increase in dollar amount in the future.

      Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

      Product development expenses decreased 6.0%, from $2.2 million for the three months ended March 31, 1997 to $2.0 million for the three months ended March 31, 1998. The decrease in product development expenses was due primarily to the reduction in externally contracted developers, offset somewhat by increased internal staffing. Product development expenses as a percentage of total revenues decreased from 84.5% for the three months ended March 31, 1997 to 26.9% for the three months ended March 31, 1998. The Company anticipates that product development expenses will increase in dollar amount in future periods as the Company continues to enhance the functionality of its core financial accounting and reporting and workflow applications and as it continues development work on the next releases of its suite of application modules.

      General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts and outside professional fees. General and administrative expenses increased 2.9%, from $595,000 for the three months ended March 31, 1997 to $612,000 for the three months ended March 31, 1998. General and administrative expenses as a percentage of total revenues decreased from 23.4% for the three months ended March 31, 1997 to 8.2% for the three months ended March 31, 1998 due to an increasing revenue base. The Company expects general and administrative expenses to increase in dollar amount in future periods due to the Company's growth as well as the additional expense of being a public company.

      Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the three-month periods ended March 31, 1998 and 1997. The Company has reported only annual tax losses to date and consequently has approximately $18.0 million of net operating loss carryforwards, which expire at various times through the year 2012, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of an ownership change. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss carryforwards before utilization.

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

      As of March 31, 1998, the Company had cash and cash equivalents of $18.0 million, a decrease of $6.6 million from December 31, 1997. The Company's working capital at March 31, 1998 was $26.2 million, compared to $26.7 million at December 31, 1997.

      The Company's operating activities resulted in net cash outflow of $2.1 million for the three months ended March 31, 1998, attributable primarily to increased accounts receivable and a reduction of accounts payable and accrued expenses. Investing activities, consisting of capital expenditures (primarily computer equipment), resulted in net cash outflow of $113,000 for the three months ended March 31, 1998. The Company's financing activities resulted in net cash outflow of $4.4 million for the three months ended March 31, 1998, primarily attributable to the purchase of short-term investments.

      The Company has a working capital revolving line of credit with a bank, which is secured by the Company's accounts receivable. The amount available under this facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $5.0 million. The facility will expire on April 1, 1999. The agreement under which the line of credit was established contains certain covenants, including provisions requiring the Company to maintain specified financial ratios. The Company was in compliance with these covenants at March 31, 1998. At March 31, 1998, no borrowings were outstanding under this line of credit.

      The Company believes that cash and cash equivalents, cash generated internally by operations, and available borrowings under the line of credit will be sufficient to meet the Company's working capital requirements for at least the next twelve months.

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (d) Use of Proceeds.

           (1) The Company's registration statement on Form S-1 under the Securities Act of 1933, as amended, (File No. 333-38403) for the Company's initial public offering, the use of proceeds of which is herein reported, was declared effective as of December 11, 1997.

           (4)(vii) From December 11, 1997 to March 31, 1998, the Company used approximately $113,000 of the proceeds from the initial public offering for the purchase and installation of equipment. Payment of these expenses were to persons other than (a) directors or officers of the Company or their associates, (b) persons owning 10% or more of the equity securities of the Company or (c) affiliates of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1  Amended and Restated Certificate of Incorporation

          3.2  Amended and Restated By-Laws

         27.1  Financial Data Schedule

     (b) Reports on Form 8-K

          None



                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FLEXIINTERNATIONAL SOFTWARE, INC.



                                    By:  /s/ Stefan R. Bothe
                                        -------------------------------
                                        Stefan R. Bothe, Chairman & CEO

Date: May 15, 1998

                                  EXHIBIT INDEX


EXHIBIT                        DESCRIPTION
  NO.                          -----------
------
 3.1 Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No 333-38403) (the "Form S-1").
 3.2 Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1.
 27.1     Financial Data Schedule (three-month period ended March 31, 1998).