Form 10-Q
period 1998-06-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1998-08-14
CIK 1015464

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  _______ to _______

Commission File Number: 000-23453

                        FLEXIINTERNATIONAL SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Delaware                                                           06-1309427
(STATE OR OTHER JURISDICTION OF INCORPORATION OR                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)

         Two Enterprise Drive, Shelton, CT                                                 06484
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

                                 Yes  [X]        No [ ]

As of June 30, 1998, there were 17,375,908 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheet............................3

             Condensed Consolidated Statement of Operations..................4

             Condensed Consolidated Statement of Cash Flows..................5

             Condensed Consolidated Statement of Stockholders' Equity........6

             Notes to Condensed Consolidated Financial Statements............7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................10

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.........................13

Item 4.   Submission of Matters to a Vote of Security Holders...............13

Item 5.   Other Information.................................................13

Item 6.   Exhibits and Reports on Form 8-K..................................13

          Signature.........................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                June 30,        December 31,
                                                                                --------        ------------
                                                                                  1998              1997
                                                                                --------        ------------
                                                                               (unaudited)
         ASSETS
         ------
Current assets:
  Cash and cash equivalents                                                     $ 18,573          $ 24,622
  Short-term investments                                                           3,448                 -
  Accounts receivable, net of allowance for doubtful
    accounts of $756 and $672, respectively                                       12,008             8,571
  Prepaid expenses and other current assets                                          871             1,143
                                                                                --------          --------
       Total current assets                                                       34,900            34,336

Property and equipment at cost, net of accumulated depreciation
 and amortization of $1,728 and $1,392, respectively                               2,063             1,222
Long-term receivable                                                                 800                 -
Acquired software                                                                  2,160                 -
Goodwill                                                                             727                 -
Other assets, net of accumulated amortization of $209 and $197, respectively         209               112
                                                                                --------          --------
       Total assets                                                             $ 40,859          $ 35,670
                                                                                ========          ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                         $  6,989          $  4,409
  Current portion of capital lease obligations                                       257               206
  Short-term debt                                                                    393                 -
  Deferred revenues                                                                3,582             3,045
                                                                                --------          --------
       Total current liabilities                                                  11,221             7,660

Long-term portion of capital lease obligations                                       397               304
                                                                                --------          --------

       Total liabilities                                                          11,618             7,964
                                                                                --------          --------

Stockholders' equity:
  Common stock; $.01 par value; 50,000,000 shares authorized;
    issued and outstanding shares - 17,375,908 and 16,492,008,  respectively         174               165
  Additional paid-in capital                                                      56,299            49,749
  Accumulated deficit                                                            (27,232)          (22,208)
                                                                                --------          --------
       Total stockholders' equity                                                 29,241            27,706
                                                                                --------          --------

       Total liabilities and stockholders' equity                               $ 40,859          $ 35,670
                                                                                ========          ========








     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                     ---------------------------           -------------------------
                                                       1998                1997              1998              1997
                                                     -------             -------           -------           -------
                                                   (unaudited)         (unaudited)       (unaudited)       (unaudited)

Revenues:
  Software license                                   $ 6,059             $ 1,510           $10,746           $ 2,821
  Service and maintenance                              3,192               1,465             6,013             2,701
                                                     -------             -------           -------           -------
       Total revenues                                  9,251               2,975            16,759             5,522

Cost of revenues:
  Software license                                       664                 163             1,131               459
  Service and maintenance                              2,106               1,100             3,859             1,877
                                                     -------             -------           -------           -------
       Total cost of revenues                          2,770               1,263             4,990             2,336

Operating expenses:
  Sales and marketing                                  2,605               1,753             4,748             3,314
  Product development                                  2,304               1,914             4,326             4,066
  General and administrative                             805                 507             1,417             1,102
  Acquired in-process research & development           6,830                   -             6,830                 -
                                                     -------             -------           -------           -------
Total operating expenses                              12,544               4,174            17,321             8,482
                                                     -------             -------           -------           -------

Operating loss                                        (6,063)             (2,462)           (5,552)           (5,296)
Interest income                                          284                  53               570                66
Interest expense                                         (29)                (20)              (42)              (46)
                                                     -------             -------           -------           -------
Loss before provision for income taxes                (5,808)             (2,429)           (5,024)           (5,276)

Provision for income taxes                                 -                   -                 -                 -
                                                     -------             -------           -------           -------

Net loss                                             $(5,808)            $(2,429)          $(5,024)          $(5,276)
                                                     =======             =======           =======           =======

Net loss per share:
  Basic                                              $ (0.35)            $ (0.41)          $ (0.30)          $ (0.92)
  Diluted                                            $ (0.35)            $ (0.41)          $ (0.30)          $ (0.92)
Weighted average shares:
  Basic                                               16,567               5,971            16,533             5,728
  Diluted                                             16,567               5,971            16,533             5,728










     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Six Months Ended
                                                                      ----------------------
                                                                              June 30,
                                                                      ----------------------
                                                                        1998           1997
                                                                      -------        -------
                                                                    (unaudited)    (unaudited)

Cash flows from operating activities:
Net loss                                                              $(5,024)       $(5,276)
Non-cash items included in net loss:
   Depreciation and amortization                                          348            235
   Acquired in-process research and development charge                  6,830              -
   Provision for doubtful accounts                                        150            150
Change in operating accounts:
   Accounts receivable                                                 (3,606)        (2,527)
   Prepaid expenses and other assets                                      326           (512)
   Accounts payable and accrued expenses                                   34            519
   Deferred revenue                                                      (547)         2,713
                                                                      -------        -------
Net cash used in operating activities                                  (1,489)        (4,698)

Cash flows from investing activities:
   Acquisition of subsidiary, less cash acquired                         (493)             -
   Purchase of property and equipment                                    (552)          (370)
                                                                      -------        -------
Net cash used in investing activities                                  (1,045)          (370)

Cash flows from financing activities:
  Purchase of short-term investments                                   (3,448)             -
  Proceeds from sales of common stock, net of stock issue costs             -          4,300
  Proceeds from line of credit, net                                         -            700
  Proceeds from exercise of stock options and warrants                     38             13
  Repayments of convertible note payable                                    -            (77)
  Payments of capital lease obligations                                  (105)          (139)
                                                                      -------        -------
Net cash (used in) provided by financing activities                    (3,515)         4,797
                                                                      -------        -------

Decrease in cash and cash equivalents                                  (6,049)          (271)
                                                                      -------        -------
Cash and cash equivalents at beginning of period                       24,622          3,273
                                                                      -------        -------
Cash and cash equivalents at end of period                            $18,573        $ 3,002
                                                                      =======        =======








     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         Common Stock         Additional                      Total
                                                    ----------------------      paid-in      Accumulated   stockholders'
                                                      Shares        Amount      capital        deficit        equity
                                                    ----------      ------    ----------     -----------   -------------

Balance at January 1, 1998                          16,492,008       $165       $49,749       $(22,208)       $27,706
  Exercise of stock options and warrants                20,400          -            38              -             38
  Stock issued in conjunction with the
   acquisition of The Dodge Group                      863,500          9         6,512              -          6,521
  Net loss                                                   -          -             -         (5,024)        (5,024)
                                                    ----------       ----       -------       --------        -------
Balance at June 30, 1998                            17,375,908       $174       $56,299       $(27,232)       $29,241
                                                    ==========       ====       =======       ========        =======


















     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The unaudited condensed consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its subsidiaries and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 1998. The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

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

In February 1998, the SEC issued Staff Accounting Bulletin No. 98 ("SAB No. 98"). SAB No. 98 requires the disclosure of historical earnings per share information for all pre initial public offering (IPO) periods in accordance with SFAS No. 128. As a result, the Company has included net loss per share for all pre-IPO periods presented.

NOTE 3 - ACQUISITION

On June 24, 1998, the Company completed the acquisition of The Dodge Group, Inc. ("Dodge"), a software developer that specializes in financial data warehouse solutions. Under the terms of the acquisition, the Company issued an aggregate of 863,500 shares of its common stock and $754,000 in cash in exchange for all outstanding shares of Dodge stock and payment in full of principal and interest on promissory notes of Dodge held by certain former stockholders of Dodge. In addition, the Company granted options to employees of Dodge under its 1997 Stock Incentive Plan to purchase an aggregate of 168,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Dodge's operations are included in the Company's condensed consolidated financial statements from the date of acquisition.

A summary of the purchase price for the acquisition is as follows (in thousands):

              Stock and stock options                 $6,521
              Payment of convertible notes payable       754
              Acquisition costs                          281
              Liabilities assumed                      2,161
                                                      ------
                                                      $9,717
                                                      ======

A summary of the allocation of the purchase price is as follows (in thousands):

              Acquired in-process research and development     6,830
              Acquired software                                2,160
              Goodwill                                           727
                                                              ------
                                                              $9,717
                                                              ======

Acquired in-process research and development represents the fair value of technologies acquired for use in the Company's own development efforts. The Company determined the amount of the purchase price to be allocated to in-process research and development and to acquired software based on an independent valuation using the income approach. This approach assumes that a given stream of income and related profits can be attributed to certain in-process research and development and to acquired software. This method examines the time and cost to incorporate the acquired technology into the Company's development projects, expected incremental revenues and expenses associated with the development projects utilizing the acquired technology, and risks and uncertainties associated with the acquired technology. Such risks and uncertainties include inherent difficulties and uncertainties in incorporating the acquired technology into the Company's development projects and risks related to the viability of and potential changes to target markets. The Company also concluded that the acquired technology had no alternative future use.

Acquired software represents the fair value of applications and technologies presently in use. The resulting value will be amortized using the straight-line method over its estimated life of five years, and subjected to periodic impairment tests in accordance with established policies.

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and is amortized using the straight-line method over its estimated life of five years.

The acquisition of Dodge was a tax free reorganization under the Internal Revenue Code (IRC). Therefore, the charge for in-process research and development is not deductible for income tax purposes. The Company acquired a net operating loss carryforward of approximately $29 million, which expires no later than 2009. Under the provisions of the IRC, the amount of these net operating loss carryforwards available annually to offset future taxable income is significantly limited. No value has been attributed to these net operating losses in the purchase price allocation due to these limitations.

In connection with the acquisition, approximately 86,350 shares of common stock issued were placed in escrow as security for indemnification obligations made by former shareholders of Dodge.

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1997, for all periods presented, and excludes the one-time in-process research and development charge of $6,830 for the periods presented:

                                            Three Months Ended June 30,             Six Months Ended June 30,
                                            ---------------------------             -------------------------
                                              1998                1997               1998               1997
                                            -------             -------            -------            -------
                                                         (in thousands, except per share amounts)

Revenue                                     $11,555             $ 5,003            $21,205            $ 9,793
Net loss                                    $  (380)            $(3,284)           $  (533)           $(6,361)
Net loss per diluted common share           $ (0.02)            $ (0.48)           $ (0.03)           $ (0.96)
Shares used in computation                   17,373               6,835             17,368              6,592


NOTE 4 - REVENUE RECOGNITION

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

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130,"Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 applies to all companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that with the acquisition of Dodge, and the possibility of foreign currency fluctuations, the adoption of SFAS No. 130 will have an impact on future financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach, which includes disclosures of certain geographic financial information. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. Management continues to assess its reporting requirements under SFAS 131 and will make all required disclosures as necessary.

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

RESULTS OF OPERATIONS

    Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, increased 211.0%, from $3.0 million for the three months ended June 30, 1997 to $9.3 million for the three months ended June 30, 1998. Year to date revenues increased 203.5% from $5.5 million in 1997 to $16.8 million for the same period in 1998. Two customers provided approximately 39.2% and 42.5% of the total revenues for the three months and six months ended June 30, 1998, respectively. Revenue growth was due primarily to increased software license revenues.

    Software license revenues increased 301.3%, from $1.5 million for the three months ended June 30, 1997 to $6.1 million for the three months ended June 30, 1998. Year to date software license revenues increased 280.9% from $2.8 million in 1997 to $10.8 million in 1998. Software license revenue growth was due to increased revenue from new clients, existing clients and indirect sales channel fees.

    Service and maintenance revenues increased 117.9%, from $1.5 million for the three months ended June 30, 1997 to $3.2 million for the three months ended June 30, 1998. Year to date service and maintenance revenues increased 122.6% from $2.7 million in 1997 to $6.0 million in 1998. The increase was primarily attributable to the growth of the installed base of customers and the increasing complexity of user requirements, which resulted in an increase in consulting service revenues.

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

    Cost of software license revenues increased 307.4%, from $163,000 for the three months ended June 30, 1997 to $664,000 for the three months ended June 30, 1998. Cost of software license revenues as a percentage of software license revenues increased from 10.8% for the three months ended June 30, 1997 to 11.0% for the three months ended June 30, 1998. Year to date the cost of software license revenues increased 146.4% from $0.5 million in 1997 to $1.1 million in 1998, while decreasing as a percentage of software license revenue from 16.3% in 1997 to 10.5% in 1998. The dollar increase in cost of software license revenues was primarily attributable to an increase in third-party software products distributed by the Company, as well as costs associated with increased sales volume.

    Cost of service and maintenance revenues increased 91.5%, from $1.1 million for the three months ended June 30, 1997 to $2.1 million for the three months ended June 30, 1998. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 75.1% for the three months ended June 30, 1997 to 66.0% for the three months ended June 30, 1998. Year to date the cost of service and maintenance revenues increased 105.6% from $1.9 million in 1997 to $3.9 million in 1998, while decreasing as a percentage of service and maintenance revenues from 69.5% in 1997 to 64.2% in 1998. The increase in dollar amount resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base.

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 48.6%, from $1.8 million for the three months ended June 30, 1997 to $2.6 million for the three months ended June 30, 1998. Year to date sales and marketing expenses increased 43.3% from $3.3 million in 1997 to $4.7 million in 1998. The increase in dollar amount was primarily attributable to increased staffing in the direct sales force and sales and marketing organizations. Sales and marketing expenses as a percentage of total revenues decreased from 59.0% to 28.2% for the three months ended June 30, 1997 and 1998, respectively, and from 60.0% to 28.3% for year to date 1997 and 1998, respectively. The decreases in these percentages were primarily due to an increasing revenue base. The Company is in the process of expanding its distribution channels, both domestically and internationally and, accordingly, sales and marketing expenses are expected to increase in dollar amount in the future.

    Product Development (Excluding Acquired In-Process Research and Development). Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

    Product development expenses increased 20.4%, from $1.9 million for the three months ended June 30, 1997 to $2.3 million for the three months ended June 30, 1998. Year to date product development expenses increased 6.4% from $4.1 million in 1997 to $4.3 million in 1998. The increase in product development expenses was due primarily to an increase in staffing. Product development expenses as a percentage of total revenues decreased from 64.4% to 24.9% for the three months ended June 30, 1997 and 1998, respectively, and from 73.6% to 25.8% for year to date 1997 and 1998, respectively. The Company anticipates that product development expenses will increase in dollar amount in future periods as the Company continues to enhance the functionality of its core financial accounting and reporting and workflow applications and as it continues development work on the next releases of its suite of application modules.

    General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts and outside professional fees. General and administrative expenses increased 58.8%, from $507,000 for the three months ended June 30, 1997 to $805,000 for the three months ended June 30, 1998. Year to date general and administrative expenses increased 28.6% from $1.1 million in 1997 to $1.4 million in 1998. General and administrative expenses as a percentage of total revenues decreased from 17.1% to 8.7% for the three months ended June 30, 1997 and 1998, respectively, and from 20.0% to 8.5% for year to date 1997 and 1998, respectively. The decreases in these percentages were primarily due to an increasing revenue base. The Company expects general and administrative expenses to increase in dollar amount in future periods due to the Company's growth as well as the additional expense of being a public company.

    Acquired In-Process Research and Development. As a result of the June 24, 1998 acquisition of The Dodge Group, there is a one-time charge of $6.8 million for acquired in-process research and development in the three month and six months periods ended June 30, 1998. The Company anticipates additional product development expenses in future periods in order to establish technological feasibility for this technology, and expects that this will be a commercially viable product within the next 12 months.

    Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the three-month or year to date periods ended June 30, 1998 and 1997. Excluding the Dodge acquisition, the Company has reported only annual tax losses to date and consequently has approximately $18.0 million of net operating loss carryforwards, which expire at various times through the year 2012, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of an ownership change. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss carryforwards before utilization.

    Supplemental Disclosure of Net Income (Loss) and Income (Loss) per Share Excluding Nonrecurring Charges. Excluding the one-time charge for acquired in-process research and development of $6.8 million, net income was $1.0 million or $0.06 per diluted share and $1.8 million or $0.10 per diluted share for the three and six month periods ended June 30, 1998, respectively. This compares to a loss of $2.4 million or $0.41 per diluted share and $5.3 million or $0.92 per diluted share in the three and six month periods ended June 30, 1997, respectively, as reflected in the following table:

                                     Three Months Ended June 30,             Six Months Ended June 30, 1998
                                -----------------------------------       -----------------------------------
                                  1998          1998(a)       1997          1998          1998(a)       1997
                                -------         -------     -------       -------         -------     -------

Supplemental net income (loss)  $(5,808)        $1,022      $(2,429)      $(5,024)        $1,806      $(5,276)
Percentage of revenue            (62.8%)         11.0%       (81.6%)       (30.0%)         10.8%       (95.5%)

Supplemental net income (loss)
  per share:
    Basic                       $  (0.35)       $  0.06     $  (0.41)     $  (0.30)       $  0.11     $  (0.92)
    Diluted                     $  (0.35)       $  0.06     $  (0.41)     $  (0.30)       $  0.10     $  (0.92)


a) Excludes one-time charge of $6.8 million for acquired in-process research & development

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

    As of June 30, 1998, the Company had cash and cash equivalents of $18.6 million, a decrease of $6.0 million from December 31, 1997. The Company's working capital at June 30, 1998 was $23.7 million, compared to $26.7 million at December 31, 1997.

    The Company's operating activities resulted in net cash outflow of $1.2 million for the six months ended June 30, 1998, attributable primarily to increased accounts receivable, consistent with the growth in revenues. Investing activities, consisting of payments under the Dodge acquisition on June 24, 1998, and capital expenditures (primarily computer property and equipment), resulted in net cash outflow of $1.3 million for the six months ended June 30, 1998. The Company's financing activities resulted in net cash outflow of $3.5 million for the six months ended June 30, 1998, primarily attributable to the purchase of short-term investments.

     The Company has a working capital revolving line of credit with a bank, which is secured by the Company's accounts receivable. The amount available under this facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.8 million. The facility will expire on April 1, 1999. The agreement under which the line of credit was established contains certain covenants, including provisions requiring the Company to maintain specified financial ratios. The Company was in compliance with these covenants at June 30, 1998. At June 30, 1998, no borrowings were outstanding under this line of credit.

    The Company believes that cash and cash equivalents, cash generated internally by operations, and available borrowings under the line of credit will be sufficient to meet the Company's working capital requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

    The Company continues to evaluate and address business and operational issues related to Year 2000 compliance, and believes that its installed computer systems and software products, and those of its subsidiaries are in compliance. The total cost to remediate its Year 2000 issues is not expected to be material.

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)   Recent Sales of Unregistered Securities.

        On June 24, 1998, the Company acquired The Dodge Group, Inc. ("Dodge") pursuant to the Agreement and Plan of Merger, dated as of June 24, 1998 (the "Merger Agreement"), among the Company, Dodge and Princess Acquisition Corporation, a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company issued an aggregate of 838,778 shares of Common Stock to holders of the capital stock and debt of Dodge. Such shares were offered and sold in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

     (d)   Use of Proceeds.

           (1) The Company's registration statement on Form S-1 under the Securities Act of 1933, as amended, (File No. 333-38403) for the Company's initial public offering, the use of proceeds of which is herein reported, was declared effective as of December 11, 1997.

           (4)(vii) From December 11, 1997 to June 30, 1998, the Company used approximately $1,306,000 of the proceeds from the initial public offering for the purchase and installation of property and equipment ($552,000) and payments of convertible notes payable in connection with the Dodge acquisition ($754,000). Payment of these expenses were to persons other than (a) directors or officers of the Company or their associates, (b) persons owning 10% or more of the equity securities of the Company or (c) affiliates of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held its Annual Meeting of Stockholders on April 30, 1998 (the "Annual Meeting")

     (b)   At the Annual Meeting, the stockholders:

           (1) Elect each of Stefan R. Bothe and Thomas H. Bredt as a Class I director of the Company for a three-year term by a vote of 11,228,009 shares for and 3,234 shares withheld and 11,227,124 shares for and 4,119 shares withheld, respectively.

           (2) Ratified the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year by a vote of 11,228,943 shares for, 200 shares against and 2,100 shares abstained.

ITEM 5.     OTHER INFORMATION

        Any proposal that a stockholder wishes the Company to consider for inclusion in the Company's proxy statement and form of proxy card for the Company's 1999 Annual Meeting of Stockholders (the "1999 Meeting") must be submitted to the Secretary of the Company at its offices, Two Enterprise Drive, Shelton, Connecticut 06484, no later than December 4, 1998.

        In addition, the Company's Bylaws require all stockholder proposals to be timely submitted in advance to the Company at the above address (other than proposals submitted for inclusion in the Company's proxy statement and form of proxy as described above). To be timely, the Secretary must receive such notice not less than 60 days nor more than 90 days prior to the 1999 Meeting; provided that, if less than 70 days' notice or prior public disclosure of the date of the 1999 Meeting is given or made, the notice must be received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

            3.1 Amended and Restated Certificate of Incorporation

            3.2 Amended and Restated By-Laws

           27.1 Financial Data Schedule

     (b)   Reports on Form 8-K

        The registrant filed a report on Form 8-K on June 30, 1998 reporting its acquisition of The Dodge Group under Item 2. Financial statements and pro forma information, required under Item 7 of Form 8-K, will be filed by amendment of such report on Form 8-K on or before September 8, 1998.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLEXIINTERNATIONAL SOFTWARE, INC.


                                    By: /s/ Stefan R. Bothe
                                        -----------------------------------
                                        Stefan R. Bothe, Chairman & CEO

Date: August 14, 1998

                                  EXHIBIT INDEX

    EXHIBIT                         DESCRIPTION
    -------                         -----------
      NO.
    -------

      3.1 Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No 333-38403) (the "Form S-1").

      3.2 Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1.

     27.1   Financial Data Schedule (six-month period ended June 30, 1998).