Form 10-Q
period 1998-09-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1998-11-16
CIK 1015464

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934.

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

                           Yes  X           No
                               ---             ---

As of September 30, 1998, there were 17,331,122 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheet..............................3
            Condensed Consolidated Statement of Operations....................4
            Condensed Consolidated Statement of Cash Flows....................5
            Condensed Consolidated Statement of Stockholders' Equity..........6
            Notes to Condensed Consolidated Financial Statements..............7
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...........................15
Item 5.   Other Information...................................................15
Item 6.   Exhibits and Reports on Form 8-K....................................15
          Signature...........................................................15

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 September 30,   December 31,
                                                                                 -------------   ------------
                                                                                     1998            1997
                                                                                     ----            ----
                                                                                  (unaudited)
   ASSETS

Current assets:
 Cash and cash equivalents                                                         $ 17,352        $ 24,622
 Accounts receivable, net of allowance for doubtful
  accounts of $812 and $672, respectively                                            11,341           8,571
 Prepaid expenses and other current assets                                            1,176           1,143
                                                                                   --------        --------
          Total current assets                                                       29,869          34,336

Property and equipment at cost, net of accumulated depreciation
 and amortization of $2,733 and $1,392, respectively                                  2,483           1,222
Long-term receivable                                                                    800              --
Acquired software, net of accumulated amortization of $108 and $0, respectively       2,052              --
Goodwill, net of accumulated amortization of $36 and $0, respectively                   691              --
Other assets, net of accumulated amortization of $215 and $197, respectively            217             112
                                                                                   --------        --------
          Total assets                                                             $ 36,112        $ 35,670
                                                                                   ========        ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                             $  6,781        $  4,409
 Current portion of capital lease obligations                                           408             206
 Short-term debt                                                                      1,450              --
 Deferred revenues                                                                    3,324           3,045
                                                                                   --------        --------
          Total current liabilities                                                  11,963           7,660

Long-term portion of capital lease obligations                                          705             304
                                                                                   --------        --------

          Total liabilities                                                          12,668           7,964
                                                                                   --------        --------

Stockholders' equity:
 Common stock; $.01 par value; 50,000,000 shares authorized;
  issued shares - 17,383,133 and 16,492,008 respectively
  outstanding shares - 17,331,122 and 16,492,008 respectively                           174             165
 Additional paid-in capital                                                          56,308          49,749
 Currency translation adjustment                                                         18              --
 Common stock in treasury at cost - 52,011 and 0 shares, respectively                  (277)             --
 Accumulated deficit                                                                (32,779)        (22,208)
                                                                                   --------        --------
          Total stockholders' equity                                                 23,444          27,706
                                                                                   --------        --------

          Total liabilities and stockholders' equity                               $ 36,112        $ 35,670
                                                                                   ========        ========


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 Three Months Ended September 30,               Nine Months Ended September 30,
                                                 --------------------------------               -------------------------------
                                                   1998                    1997                   1998                   1997
                                                 --------                --------               --------               --------
                                                (unaudited)            (unaudited)             (unaudited)            (unaudited)
Revenues:
  Software license                               $  1,866                $ 4,541                $ 12,612               $  7,362
  Service and maintenance                           4,243                  2,397                  10,256                  5,098
                                                 --------                -------                --------               --------
          Total revenues                            6,109                  6,938                  22,868                 12,460

Cost of revenues:
  Software license                                    203                    160                   1,334                    619
  Service and maintenance                           3,248                  1,622                   7,107                  3,499
                                                 --------                -------                --------               --------
          Total cost of revenues                    3,451                  1,782                   8,441                  4,118

Operating expenses:
  Sales and marketing                               3,160                  1,992                   7,908                  5,306
  Product development                               3,053                  1,906                   7,379                  5,972
  General and administrative                        2,205                    597                   3,622                  1,699
  Acquired in-process research & development           --                     --                   6,830                     --
                                                 --------                -------                --------               --------
Total operating expenses                            8,418                  4,495                  25,739                 12,977
                                                 --------                -------                --------               --------

Operating (loss) income                            (5,760)                   661                 (11,312)                (4,635)
Interest income                                       254                     32                     824                     98
Interest expense                                      (28)                   (57)                    (70)                  (103)
                                                 --------                -------                --------               --------
(Loss) income before provision for income taxes    (5,534)                   636                 (10,558)                (4,640)
Provision for income taxes                             --                     --                      --                     --
                                                 --------                -------                --------               --------
Net (loss) income                                $ (5,534)               $   636                $(10,558)              $ (4,640)
                                                 ========                =======                ========               ========

Net (loss) income per share:
  Basic                                          $  (0.32)               $  0.10                $  (0.63)              $  (0.79)
  Diluted                                        $  (0.32)               $  0.09                $  (0.63)              $  (0.79)
Weighted average shares:
  Basic                                            17,360                  6,090                  16,809                  5,848
  Diluted                                          17,360                  6,776                  16,809                  5,848


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      Nine Months Ended
                                                                      -----------------
                                                                        September 30,
                                                                        -------------
                                                                     1998           1997
                                                                     ----           ----
                                                                  (unaudited)   (unaudited)
Cash flows from operating activities:
Net loss                                                           $(10,558)      $(4,640)
Non-cash items included in net loss:
   Depreciation and amortization                                        767           404
   Acquired in-process research and development charge                6,830            --
   Provision for doubtful accounts                                      976           275
Change in operating accounts:
   Accounts receivable                                               (3,737)       (2,014)
   Prepaid expenses and other assets                                      8          (241)
   Accounts payable and accrued expenses                               (190)          461
   Deferred revenue                                                    (804)          285
                                                                   --------       -------
Net cash used in operating activities                                (6,708)       (5,470)

Cash flows from investing activities:
   Acquisition of subsidiary, less cash acquired                       (493)           --
   Purchase of property and equipment                                  (689)         (575)
                                                                   --------       -------
Net cash used in investing activities                                (1,182)         (575)

Cash flows from financing activities:
  Purchase of short-term investments                                 (3,448)           --
  Sale of short-term investments                                      3,448            --
  Proceeds from sales of common stock, net of stock issue costs          --         4,300
  Proceeds from line of credit                                        1,450         2,000
  Repayment of debt                                                    (393)           --
  Proceeds from exercise of stock options and warrants                   47            45
  Proceeds from employee stock purchase plan                             32            --
  Purchase of treasury stock                                           (322)           --
  Repayments of convertible note payable                                 --          (106)
  Payments of capital lease obligations                                (198)         (210)
                                                                   --------       -------
Net cash provided by financing activities                               616         6,029
                                                                   --------       -------
Effect of exchange rate changes on cash                                   4            --

Decrease in cash and cash equivalents                                (7,270)          (16)
                                                                   --------       -------
Cash and cash equivalents at beginning of period                     24,622         3,273
                                                                   --------       -------
Cash and cash equivalents at end of period                         $ 17,352       $ 3,257
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

                                               FLEXIINTERNATIONAL SOFTWARE, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (IN THOUSANDS, EXCEPT SHARE DATA)



                                            Common Stock     Additional   Currency                                 Total
                                         ------------------    Paid-in   Translation   Treasury    Accumulated  Stockholders'
                                           Shares    Amount    Capital   Adjustment      Stock       Deficit       Equity
                                         ----------  ------  ----------  -----------  -----------  -----------  -------------

Balance at January 1, 1998               16,492,008   $165     $49,749       $ --        $  --      $(22,208)     $ 27,706
  Exercise of stock options and warrants     27,625     --          47         --           --            --            47
  Stock issued in conjunction with the
   acquisition of The Dodge Group           863,500      9       6,512         --           --            --         6,521
  Shares issued for ESPP                         --     --          --         --           45           (13)           32
  Treasury stock acquired                        --     --          --         --         (322)           --          (322)
  Net loss                                       --     --          --         --           --       (10,558)      (10,558)
  Currency translation adjustment                --     --          --         18           --            --            18
                                         ----------   ----     -------        ---        -----      --------      --------
Balance at September 30, 1998            17,383,133   $174     $56,308        $18        $(277)     $(32,779)     $ 23,444
                                         ==========   ====     =======        ===        ======     ========      ========


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

The unaudited condensed consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its subsidiaries and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 1998. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

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

In February 1998, the SEC issued Staff Accounting Bulletin No. 98 ("SAB
No. 98"). SAB No. 98 requires the disclosure of historical earnings per share information for all pre initial public offering (IPO) periods in accordance with SFAS No. 128. As a result, the Company has included net income (loss) per share for all pre-IPO periods presented.

NOTE 3 - ACQUISITION

On June 24, 1998, the Company completed the acquisition of The Dodge Group, Inc. ("Dodge"), a software developer that specializes in financial data warehouse solutions. Under the terms of the acquisition, the Company issued an aggregate of 863,500 shares of its common stock and $754,000 in cash in exchange for all outstanding shares of Dodge stock and payment in full of principal and interest on promissory notes of Dodge held by certain former stockholders of Dodge. In addition, the Company granted options to employees of Dodge, under its 1997 Stock Incentive Plan to purchase an aggregate of 168,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Dodge's operations are included in the Company's condensed consolidated financial statements from the date of acquisition.

A summary of the purchase price for the acquisition is as follows (in thousands):

      Stock and stock options                                  $6,521
      Payment of convertible notes payable                        754
      Acquisition costs                                           281
      Liabilities assumed                                       2,161
                                                               ------
                                                               $9,717
                                                               ======

A summary of the allocation of the purchase price is as follows (in thousands):

      Acquired in-process research and development             $6,830
      Acquired software                                         2,160
      Goodwill                                                    727
                                                               ------
                                                               $9,717
                                                               ======

Acquired in-process research and development represents the fair value of technologies acquired for use in the Company's own development efforts. The Company determined the amount of the purchase price to be allocated to in-process research and development and acquired software based on an independent valuation using the income approach. This approach assumes that a given stream of income and related profits can be attributed to certain in-process research and development and acquired software. This method examines the time and cost to incorporate the acquired technology into the Company's development projects, expected incremental revenues and expenses associated with the development projects utilizing the acquired technology, and risks and uncertainties associated with the acquired technology. Such risks and uncertainties include inherent difficulties and uncertainties in incorporating the acquired technology into the Company's development projects and risks related to the viability of and potential changes to target markets. The Company also concluded that the acquired technology had no alternative future use.

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

In connection with the acquisition, approximately 86,350 shares of common stock issued were placed in escrow as security for obligations made by former shareholders of Dodge.

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1997, for all periods presented, and excludes the one-time in-process research and development charge of $6,830 for the periods presented:

                                                Three Months Ended September,                Nine Months Ended September 30,
                                            -----------------------------------            -----------------------------------
                                              1998                        1997               1998                       1997
                                            --------                     ------            --------                   --------
                                            (in thousands, except per share amounts)  (in thousands, except per share amounts)

Revenue                                      $ 6,109                     $9,289            $27,314                    $19,082
Net (loss) income                            $(5,534)                    $  146            $(6,067)                   $(6,215)
Net (loss) income per diluted common share   $ (0.32)                    $ 0.02            $ (0.35)                   $ (0.93)
Shares used in computation                    17,360                      7,640             17,366                      6,712


NOTE 4 - REVENUE RECOGNITION

The Company licenses software under noncancellable license agreements through direct and indirect channels, and provides services including maintenance, training and consulting. Effective January 1, 1998, the Company has adopted SOP 97-2 "Software Revenue Recognition". The adoption of SOP 97-2 had no material impact on the Company's financial statements. Software license revenues through the Company's direct sales channel and guaranteed minimum royalties through its indirect sales channel are recognized when a noncancellable license agreement has been signed, the product has been delivered and installed, collection is considered probable by management and all significant contractual obligations have been satisfied. Other software license royalties earned through the Company's indirect sales channel are recognized as such fees are reported to the Company. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Maintenance revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year. Revenues from training and consulting services are recognized as such services are performed. The Company does not require collateral for its receivables, and reserves are maintained for potential losses.

NOTE 5 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130,"Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 applies to all companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income:



                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                           ---------------------    ---------------------
                                                           (in thousands)
                                             1998          1997       1998          1997
                                           --------       ------    --------      -------
Net (loss) income                          $(5,534)       $  636    $(10,558)     $(4,640)
Currency translation adjustments                18            --          18           --
                                           -------        ------    --------      -------
Comprehensive Income                       $(5,516)       $  636    $(10,540)     $(4,640)
                                           =======        ======    ========      =======


NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach, and also includes disclosures of certain geographic financial information. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. The adoption of this standard is not expected to materially affect presentation and disclosure in the Company's financial statements.

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

RESULTS OF OPERATIONS

       Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 12%, from $6.9 million for the three months ended September 30, 1997 to $6.1 million for the three months ended September 30, 1998. Year to date revenues increased 84% from $12.5 million in 1997 to $22.9 million for the same period in 1998. The revenue decline for the three-month period ended September 30, 1998 was due primarily to contract and implementation delays, partially offset by increased service and maintenance revenues. For the three-month period ended September 30, 1998, no customer represented greater than 10% of revenues, and for the year to date period ended September 30, 1998, two customers provided approximately 26% of the total revenues.

       Software license revenues decreased 59%, from $4.5 million for the three months ended September 30, 1997 to $1.9 million for the three months ended September 30, 1998. Year to date software license revenues increased 71% from $7.4 million in 1997 to $12.6 million in 1998. This revenue decline for the three-month period ended September 30, 1998 was due primarily to contract and implementation delays. Year to date software license revenue growth was due to increased revenue from new clients, existing clients and indirect sales channel fees.

       Service and maintenance revenues increased 77%, from $2.4 million for the three months ended September 30, 1997 to $4.2 million for the three months ended September 30, 1998. Year to date service and maintenance revenues increased 101% from $5.1 million in 1997 to $10.3 million in 1998. The increases were primarily attributable to the growth of the installed base of customers and the increasing complexity of user requirements, which resulted in an increase in consulting service revenues.

       Cost of Revenues. The Company's cost of revenues consists of the cost of software license revenues and the cost of service and maintenance revenues. Cost of software license revenues consists primarily of the cost of third-party software products distributed by the Company and the cost of product media, manuals and shipping. Cost of service and maintenance revenues consists of costs to provide consulting, implementation and training to licensees of the Company's products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software.

       Cost of software license revenues increased 27%, from $160,000 for the three months ended September 30, 1997 to $203,000 for the three months ended September 30, 1998. Cost of software license revenues as a percentage of software license revenues increased from 4% for the three months ended September 30, 1997 to 11% for the three months ended September 30, 1998. Year to date the cost of software license revenues increased 116% from $619,000 in 1997 to $1.3 million in 1998, and increased as a percentage of software license revenue from 8% in 1997 to 11% in 1998. The dollar increases in cost of software license revenues was primarily attributable to an increase in third-party software products distributed by the Company. The increases as a percent of software license revenue was the result of an increased percentage of sales that contained third-party product.

       Cost of service and maintenance revenues increased 100%, from $1.6 million for the three months ended September 30, 1997 to $3.2 million for the three months ended September 30, 1998. Cost of service and maintenance revenues as a percentage of service and maintenance revenues increased from 68% for the three months ended September 30, 1997 to 77% for the three months ended September 30, 1998. Year to date the cost of service and maintenance revenues increased 103% from $3.5 million in 1997 to $7.1 million in 1998, while remaining constant as a percentage of service and maintenance revenues at 69%. The dollar increases in cost of service and maintenance revenues resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base. The third quarter increase as a percent of cost of service and maintenance revenues was primarily due to increased non-billable time of service employees while they were cross-trained on the Company's products, as a result of The Dodge Group acquisition.

       Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 59%, from $2.0 million for the three months ended September 30, 1997 to $3.2 million for the three months ended September 30, 1998. Year to date sales and marketing expenses increased 49% from $5.3 million in 1997 to $7.9 million in 1998. The dollar increase in sales and marketing expenses was primarily attributable to increased staffing in the direct sales force and sales and marketing organizations. Sales and marketing expenses as a percentage of total revenues increased from 29% to 52% for the three months ended September 30, 1997 and 1998, respectively, and decreased from 43% to 35% for year to date 1997 and 1998, respectively. The increase in the percentage for the three months ended September 30, 1998, was primarily the result of the lower revenues for the period coupled with an increase in the sales and marketing staff. The decrease in the percentage for year to date was primarily due to an increasing revenue base. While the acquisition of The Dodge Group increased the Company's international presence, the Company is still in the process of expanding its distribution channels, both domestically and internationally and, accordingly, sales and marketing expenses are expected to increase in dollar amount in the future.

       Product Development (Excluding Acquired In-Process Research and Development). Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

       Product development expenses increased 60%, from $1.9 million for the three months ended September 30, 1997 to $3.1 million for the three months ended September 30, 1998. Year to date product development expenses increased 24% from $6.0 million in 1997 to $7.4 million in 1998. The increases in product development expenses were due primarily to an increase in staffing. Product development expenses as a percentage of total revenues increased from 27% to 50% for the three months ended September 30, 1997 and 1998, respectively, and decreased from 48% to 32% for year to date 1997 and 1998, respectively. The Company anticipates that product development expenses will increase in dollar amount in future periods as the Company continues to enhance the functionality of its core financial accounting and reporting and workflow applications and as it continues development work on the next releases of its suite of application modules.

       General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of acquired software and goodwill and outside professional fees. General and administrative expenses increased 269%, from $597,000 for the three months ended September 30, 1997 to $2.2 million for the three months ended September 30, 1998. Year to date general and administrative expenses increased 113% from $1.7 million in 1997 to $3.6 million in 1998. The increases in general and administrative expenses were primarily the result of an increased reserve for bad debts, commencement of amortization of acquired software and goodwill associated with the June 24, 1998 acquisition of The Dodge Group and an increase in administrative personnel as a result of the Dodge Group acquisition. General and administrative expenses as a percentage of total revenues increased from 9% to 36% for the three months ended September 30, 1997 and 1998, respectively, and from 14% to 16% for year to date 1997 and 1998, respectively.

        Acquired In-Process Research and Development. As a result of the June 24, 1998 acquisition of The Dodge Group, the Company experienced a one-time charge of $6.8 million for acquired in-process research and development in the year to date 1998. The Company anticipates additional product development expenses in future periods in order to establish technological feasibility for this technology, and expects that this will be a commercially viable product within the next 9 months.

        Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the three-month or year to date periods ended September 30, 1998 and 1997. Excluding the Dodge acquisition, the Company has reported only annual tax losses to date and consequently has approximately $18.0 million of net operating loss carryforwards, which expire at various times through the year 2012, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of an ownership change. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss carryforwards before utilization.

       Net (Loss) Income and (Loss) Income per Share. The net loss for the three and nine-month periods ended September 30, 1998, was ($5.5) million or ($0.32) per diluted share and ($10.6) million or ($0.63) per diluted share, respectively. Excluding the second quarter one-time charge of $6.8 million for acquired in-process research and development the net loss for the nine-month period ended September 30, 1998 was ($3.7) or ($0.22) per diluted share. This compares to net income of $636,000 or $0.09 per diluted share and net loss of ($4.6) million or ($0.79) per diluted share in the three and nine-month periods ended September 30, 1997, respectively, as reflected in the following table:

                               Three Months Ended September,   Nine Months Ended September 30,
                               -----------------------------   -------------------------------
                                 1998                  1997      1998       1998*       1997
                               --------               ------   ---------  ---------   --------
                                           (in thousands except per share amounts)
Net (loss) income              $(5,534)               $  636   $(10,558)   $(3,728)   $(4,640)

Net (loss) income per share:
     Basic                     $ (0.32)               $ 0.10   $  (0.63)   $ (0.22)   $ (0.79)
     Diluted                   $ (0.32)               $ 0.09   $  (0.63)   $ (0.22)   $ (0.79)


* Excludes one-time charge of $6.8 million for acquired in-process research & development

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

       As of September 30, 1998, the Company had cash and cash equivalents of $17.4 million, a decrease of $7.2 million from December 31, 1997. The Company's working capital at September 30, 1998 was $17.9 million, compared to $26.7 million at December 31, 1997.

       The Company's operating activities resulted in net cash outflow of $6.7 million for the nine months ended September 30, 1998, attributable primarily to the net operating loss and increased accounts receivable, consistent with the growth in revenues. Investing activities, consisting of payments under the Dodge acquisition on June 24, 1998, and capital expenditures (primarily computer property and equipment), resulted in net cash outflow of $1.2 million for the nine months ended September 30, 1998. The Company's financing activities resulted in net cash inflow of $616,000 for the nine months ended September 30, 1998.

       The Company's Board of Directors approved a share repurchase program authori7 zing the Company to purchase up to 1.0 million shares of its common stock on the open market. As of September 30, 1998 the Company has purchased 60,000 common shares at a total cost of $322,000.

        The Company has a working capital revolving line of credit with a bank, which is secured by the Company's accounts receivable. The amount available under this facility is limited to the lesser of 80% of the Company's eligible accounts receivable, as defined, or $4.8 million. The facility will expire on April 1, 1999. The agreement under which the line of credit was established contains certain covenants, including provisions requiring the Company to maintain specified financial ratios. The Company was in compliance with these covenants at September 30, 1998. At September 30, 1998, $1.5 million of these borrowings were outstanding under this line of credit.

       The Company believes that cash and cash equivalents, cash generated internally by operations, and available borrowings under the line of credit will be sufficient to meet the Company's working capital requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE


         The Year 2000 issue relates to computer programs and systems that recognize dates using two-digit year data rather than four-digit year data. As a result, such programs and systems may fail or provide incorrect information when using dates after December 31, 1999. If the Year 2000 issue were to disrupt to the Company's internal information technology systems, or the information technology systems of entities with whom the Company has significant commercial relationships, the Company's business and financial condition could be materially adversely affected.

         The Year 2000 issue is relevant to four areas of the Company's business: (1) the Company's accounting software products, (2) the Company's internal computer systems, (3) the computer systems of significant suppliers or customers of the Company, and (4) the products, internal systems and third-party dependencies of The Dodge Group. Each such area is addressed below.

         1. THE COMPANY'S PRODUCTS. From its inception, the Company has designed and tested all of its products to be Year 2000 compliant. Accordingly, the Company does not intend to adopt a formal Year 2000 compliance program for its products, other than to maintain its policy of designing all new products, and any updates of its existing products, to be Year 2000 compliant.

         2. INTERNAL SYSTEMS. The Company's internal computer programs and operating systems relate to virtually all segments of the Company's business, including merchandising, customer database management, marketing, order processing, order fulfillment, contract management, inventory management, customer service and financial reporting. These programs and systems consist primarily of:

                  X "Front-end" Systems. These systems automate and manage business functions such as contract management, order-taking and order-processing, inventory management, accounting and financial reporting.

                  X Personal Computers and Local Area Networks. These systems are used for word processing, document management and other similar administrative functions.

                  X Telecommunications Systems. These systems provide telephone, voicemail, e-mail, Internet and intranet connectivity, and enable the Company to manage overall internal and external communications.

         All of the Company's "front-end" systems that relate to accounting and financial functions consist of the Company's own products, which have been designed and tested to be Year 2000 compliant. All other internal systems consist of widely available office applications and application suites for word-processing, voicemail and other office-related functions. The Company maintains current versions of all such applications and all are, or are expect to be, Year 2000 compliant. Accordingly, the Company does not intend to adopt a formal Year 2000 compliance program for its internal systems.

         3. THIRD-PARTY SYSTEMS. The computer programs and operating systems used by entities with whom the Company has commercial relationships pose potential problems relating to the Year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems, and the Company has not yet completed the process of formulating a plan for assessing them. The Company believes that the programs and operating systems used by entities with whom it has commercial relationships generally fall into two categories:

         X First, the Company relies upon programs and systems used by providers of basic services necessary to enable the Company to reach, communicate and transact business with its suppliers and customers. Examples of such providers include the United States Postal Service, UPS, telephone companies, other utility companies and banks. Services provided by such entities affect almost all facets of the Company's operations. However, these third-party dependencies are not specific to the Company's business, and disruptions in their availability would likely have a negative impact on most enterprises within the software industry and on many enterprises outside the software industry. The Company believes that all of the most reasonably likely worst-case scenarios involving disruptions to its operations stemming from the Year 2000 issue relate to programs and systems in this first category.

         X Second, the Company relies upon third parties for certain software code or programs that are embedded in, or work with, its products. The Company believes that the functionality of its products would not be materially diminished by a failure of such third-party software to be Year 2000 compliant. Nonetheless, the Company expects, as part of its plan for assessing third-party programs and systems, to solicit assurances of Year 2000 compliance from each provider of significant in-licensed software.

         There can be no assurance that the Company may not experience unanticipated expenses or be otherwise adversely impacted by a failure of third-party systems or software to be Year 2000 compliant. The most reasonably likely worst-case scenarios may include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) failure of infrastructure services provided by utilities and/or government. The Company intends to include an evaluation of such scenarios in its plan for assessing the programs and systems of the entities with whom it has commercial relationships.

         4. THE DODGE GROUP. In June 1998, the Company acquired The Dodge Group. The Company has not yet completed the process of formulating a plan for assessing the potential impact of the Year 2000 problem on the products or internal operations of The Dodge Group, or those of significant third-party suppliers or customers of The Dodge Group. A failure of the products or disruption of the operations of The Dodge Group, or those of third parties upon which its business is substantially dependent, could have a material adverse effect on the Company's business and financial condition.

         The Company expects to complete the formulation of its plan for assessing the programs and systems of the entities with whom it has commercial relationships by the end of fiscal 1998 and the identification of related risks and uncertainties by the end of the first quarter of fiscal 1999. Once such identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by communicating further with the relevant vendors and providers, by working internally to identify alternative sourcing and by formulating contingency plans to deal with such material risks and uncertainties. To date, however, the Company has not formulated such a contingency plan. The Company expects the resolution of such material risks and uncertainties to be an ongoing process until all year 2000 problems are satisfactorily resolved. The Company does not currently anticipate that the total cost of any Year 2000 remediation efforts that may be needed will be material.

EUROPEAN MONETARY UNION (EMU)

       The Company's internal business information systems are comprised of the same commercial application software products generally offered for license by the Company to end user customers. The Company's latest software release contains EMU functionality that allows for dual currency reporting and information management. The Company is not aware of any material operational issues or costs associated with preparing internal systems for the EMU. However, the Company utilizes other third party vendor network equipment, and other third party software products that may or may not be EMU compliant. Although the Company is currently taking steps to address the impact, if any, of EMU compliance for such third party products, failure of any critical technology components to operate properly post EMU may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           (d) Use of Proceeds.

               (1) The Company's registration statement on Form S-1 under the
                   Securities Act of 1933, as amended, (File No. 333-38403) for the Company's initial public offering, the use of proceeds from which is herein reported, was declared effective as of December 11, 1997.

               (4) (vii) From December 11, 1997 to September 30, 1998, the
                         Company used approximately $1,765,000 of the proceeds from the initial public offering for the purchase and installation of property and equipment ($689,000), payments of convertible notes payable in connection with the Dodge acquisition ($754,000), and purchase 60,000 shares ($322,000) of its common stock on the open market under the Company's share repurchase program. Payment of these expenses and costs were to persons other than (a) directors or officers of the Company or their associates, (b) persons owning 10% or more of the equity securities of the Company or (c) affiliates of the Company.

ITEM 5.    OTHER INFORMATION

           The Company's Board of Directors approved a share repurchase program authorizing the Company to purchase up to 1.0 million shares of its common stock on the open market. As of September 30, 1998 the Company has purchased 60,000 common shares at a total cost of $322,000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               3.1   Amended and Restated Certificate of Incorporation

               3.2   Amended and Restated By-Laws

               27.1  Financial Data Schedule

           (b) Reports on Form 8-K

           The registrant filed a report on Form 8-K/A on September 8, 1998 reporting its acquisition of The Dodge Group under Item 2.


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

                                           FLEXIINTERNATIONAL SOFTWARE, INC.

                                           By: /s/ Stefan R. Bothe
                                               -------------------------------
                                               Stefan R. Bothe, Chairman & CEO

Date: November 15, 1998

                                  EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION


3.1 Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No 333-38403) (the "Form S-1").
3.2 Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1.
27.1       Financial Data Schedule (nine-month period ended September 30, 1998).