Form 10-Q/A
period 1998-06-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-01-28
CIK 1015464

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1

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

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

The Company has reviewed staff guidance issued on September 15, 1998 by the Securities and Exchange Commission (the "SEC") with respect to the method used to value acquired in-process research and development ("R&D"), and has elected to modify the method used to value the acquired in-process R&D associated with the Company's acquisition of The Dodge Group ("Dodge") in the second quarter of 1998. The Company has elected to adjust the one-time charge taken in the second quarter of 1998 for in-process research and development in connection with its acquisition of The Dodge Group. The Company believes, with the concurrence of its independent accountants that the one-time charge taken in the second quarter, as initially reported, conformed to Generally Accepted Accounting Principles applied in accordance with then established industry practice. The adjustment now being effected reflects new guidelines promulgated by the Securities and Exchange Commission relating to the valuation of in-process research and development associated with acquisitions. The adjustment reduces the one-time charge from $6.8 million to $1.9 million with a corresponding increase to goodwill. The Company believes that the adjustment is similar to those made recently by a number of public companies in the technology industry in response to the recent SEC guidance. As a result of applying the revised calculations, the Company has restated its financial statements for the quarters ended June 30, 1998 (See Note 6 to the Company's consolidated financial statements).

This Quarterly Report on Form 10Q/A amends and restates Items 1 and 2 and
Exhibit 27.1 of the Company's Quarterly Report on Form 10-Q filed on August 14, 1998 for the quarter ended June 30, 1998.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited and restated)

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

          Signature.........................................................13

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                June 30,        December 31,
                                                                                --------        ------------
                                                                                  1998              1997
                                                                                --------        ------------
                                                                               (unaudited)
                                                                              (As restated)
         ASSETS
         ------
Current assets:
  Cash and cash equivalents                                                     $ 18,573          $ 24,622
  Short-term investments                                                           3,448                 -
  Accounts receivable, net of allowance for doubtful
    accounts of $756 and $672, respectively                                       12,008             8,571
  Prepaid expenses and other current assets                                          871             1,143
                                                                                --------          --------
       Total current assets                                                       34,900            34,336

Property and equipment at cost, net of accumulated depreciation
 and amortization of $1,728 and $1,392, respectively                               2,063             1,222
Long-term receivable                                                                 800                 -
Acquired software                                                                  2,160                 -
Goodwill                                                                           5,667                 -
Other assets, net of accumulated amortization of $209 and $197, respectively         209               112
                                                                                --------          --------
       Total assets                                                             $ 45,799          $ 35,670
                                                                                ========          ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                         $  6,989          $  4,409
  Current portion of capital lease obligations                                       257               206
  Short-term debt                                                                    393                 -
  Deferred revenues                                                                3,582             3,045
                                                                                --------          --------
       Total current liabilities                                                  11,221             7,660

Long-term portion of capital lease obligations                                       397               304
                                                                                --------          --------

       Total liabilities                                                          11,618             7,964
                                                                                --------          --------

Stockholders' equity:
  Common stock; $.01 par value; 50,000,000 shares authorized;
    issued and outstanding shares - 17,375,908 and 16,492,008, respectively          174               165
  Additional paid-in capital                                                      56,299            49,749
  Accumulated deficit                                                            (22,292)          (22,208)
                                                                                --------          --------
       Total stockholders' equity                                                 34,181            27,706
                                                                                --------          --------

       Total liabilities and stockholders' equity                               $ 45,799          $ 35,670
                                                                                ========          ========








     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                     ---------------------------           -------------------------
                                                       1998                1997              1998              1997
                                                     -------             -------           -------           -------
                                                   (unaudited)         (unaudited)       (unaudited)       (unaudited)
                                                  (As Restated)                         (As Restated)
Revenues:
  Software license                                   $ 6,059             $ 1,510           $10,746           $ 2,821
  Service and maintenance                              3,192               1,465             6,013             2,701
                                                     -------             -------           -------           -------
       Total revenues                                  9,251               2,975            16,759             5,522

Cost of revenues:
  Software license                                       664                 163             1,131               459
  Service and maintenance                              2,106               1,100             3,859             1,877
                                                     -------             -------           -------           -------
       Total cost of revenues                          2,770               1,263             4,990             2,336

Operating expenses:
  Sales and marketing                                  2,605               1,753             4,748             3,314
  Product development                                  2,304               1,914             4,326             4,066
  General and administrative                             805                 507             1,417             1,102
  Acquired in-process research & development           1,890                   -             1,890                 -
                                                     -------             -------           -------           -------
Total operating expenses                               7,604               4,174            12,381             8,482
                                                     -------             -------           -------           -------

Operating loss                                        (1,123)             (2,462)             (612)           (5,296)
Interest income                                          284                  53               570                66
Interest expense                                         (29)                (20)              (42)              (46)
                                                     -------             -------           -------           -------
Loss before provision for income taxes                  (868)             (2,429)              (84)           (5,276)

Provision for income taxes                                 -                   -                 -                 -
                                                     -------             -------           -------           -------

Net loss                                             $  (868)            $(2,429)          $   (84)          $(5,276)
                                                     =======             =======           =======           =======

Net loss per share:
  Basic                                              $ (0.05)            $ (0.41)          $ (0.01)          $ (0.92)
  Diluted                                            $ (0.05)            $ (0.41)          $ (0.01)          $ (0.92)
Weighted average shares:
  Basic                                               16,567               5,971            16,533             5,728
  Diluted                                             16,567               5,971            16,533             5,728










     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Six Months Ended
                                                                      ----------------------
                                                                              June 30,
                                                                      ----------------------
                                                                        1998           1997
                                                                      -------        -------
                                                                    (unaudited)    (unaudited)
                                                                   (As Restated)

Cash flows from operating activities:
Net loss                                                              $   (84)       $(5,276)
Non-cash items included in net loss:
   Depreciation and amortization                                          348            235
   Acquired in-process research and development charge                  1,890              -
   Provision for doubtful accounts                                        150            150
Change in operating accounts:
   Accounts receivable                                                 (3,606)        (2,527)
   Prepaid expenses and other assets                                      326           (512)
   Accounts payable and accrued expenses                                   34            519
   Deferred revenue                                                      (547)         2,713
                                                                      -------        -------
Net cash used in operating activities                                  (1,489)        (4,698)

Cash flows from investing activities:
   Acquisition of subsidiary, less cash acquired                         (493)             -
   Purchase of property and equipment                                    (552)          (370)
                                                                      -------        -------
Net cash used in investing activities                                  (1,045)          (370)

Cash flows from financing activities:
  Purchase of short-term investments                                   (3,448)             -
  Proceeds from sales of common stock, net of stock issue costs             -          4,300
  Proceeds from line of credit, net                                         -            700
  Proceeds from exercise of stock options and warrants                     38             13
  Repayments of convertible note payable                                    -            (77)
  Payments of capital lease obligations                                  (105)          (139)
                                                                      -------        -------
Net cash (used in) provided by financing activities                    (3,515)         4,797
                                                                      -------        -------

Decrease in cash and cash equivalents                                  (6,049)          (271)
                                                                      -------        -------
Cash and cash equivalents at beginning of period                       24,622          3,273
                                                                      -------        -------
Cash and cash equivalents at end of period                            $18,573        $ 3,002
                                                                      =======        =======








     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                 As Restated

                                                         Common Stock         Additional                      Total
                                                    ----------------------      paid-in      Accumulated   stockholders'
                                                      Shares        Amount      capital        deficit        equity
                                                    ----------      ------    ----------     -----------   -------------

Balance at January 1, 1998                          16,492,008       $165       $49,749       $(22,208)       $27,706
  Exercise of stock options and warrants                20,400          -            38              -             38
  Stock issued in conjunction with the
   acquisition of The Dodge Group                      863,500          9         6,512              -          6,521
  Net loss                                                   -          -             -            (84)           (84)
                                                    ----------       ----       -------       --------        -------
Balance at June 30, 1998                            17,375,908       $174       $56,299       $(22,292)       $34,181
                                                    ==========       ====       =======       ========        =======


















     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements included herein have been restated to reflect a change in the original accounting for the purchase price allocation related to the June 24, 1998 acquisition of Dodge
(See Note 6). The Company has elected to adjust the one-time charge recorded in the second quarter of 1998 for in-process R&D in connection with this acquisition. The adjustment reduces the one-time charge from $6.8 million to $1.9 million. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The unaudited condensed consolidated financial statemens include the accounts fo FlexiInternational Software, Inc. and its subsidiaries and reflect all adjustments which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30 ,1998. The results for the three and six month periods ended June 30, 1998 are not recessarily indicate of the results expected for the full year.


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

A summary of the purchase price for the acquisition is as follows (in thousands):

              Stock and stock options                 $6,521
              Payment of convertible notes payable       754
              Acquisition costs                          281
              Liabilities assumed                      2,161
                                                      ------
                                                      $9,717
                                                      ======

A summary of the restated allocation of the purchase price is as follows (in thousands):

              Acquired in-process research and development     1,890
              Acquired software                                2,160
              Goodwill                                         5,667
                                                              ------
                                                              $9,717
                                                              ======

Acquired in-process research and development represents the fair value of technologies acquired for use in the Company's own development efforts. The restated amount allocated to in-process R&D was determined based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that required consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. The adjustment reduces the one-time charge from $6.8 million to $1.9 million. The in-process R&D was expensed upon acquisition, as it was determined that technological feasibility had not been established and no alternative uses existed. The excess of the purchase price over the net assets acquired and the in-process R&D will be amortized on a straight-line basis over five years.

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

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1997, for all periods presented, and excludes the one-time in-process research and development charge of $1,890 for the periods presented:

                                   Three Months Ended June 30,    Six Months Ended June 30,
                                   ---------------------------    -------------------------
                                       1998             1997         1998            1997
                                   -----------         -------    -----------      --------
                                   As restated                    As restated
                                             (in thousands, except per share amounts)

Revenue                              $11,555          $ 5,003       $21,205        $ 9,793
Net loss                             $  (627)         $(3,284)      $(1,027)       $(6,361)
Net loss per diluted common share    $ (0.04)         $ (0.48)      $ (0.06)       $ (0.96)
Shares used in computation            17,373            6,835        17,368          6,592


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

NOTE 6 - RESTATEMENT

As previously stated, the Company has reviewed staff guidance issued on September 15, 1998 by the SEC with respect to the method used to value acquired in-process R&D, and has elected to modify the method used to value the acquired in-process R&D associated with the Company's acquisition of Dodge in the second quarter of 1998. A summary of the significant effects of the restatement are as follows (in thousands):


                                 Three Months Ended        Six Months Ended
                                    June 30, 1998            June 30, 1998
                               ----------------------   ----------------------
                               As Reported   Restated   As Reported   Restated
                               -----------   --------   -----------   --------

Statement of Operations:

Other-nonrecurring costs          6,830        1,890        6,830        1,890
Operating loss                   (6,063)      (1,123)      (5,552)        (612)
Net loss                         (5,808)        (868)      (5,024)         (84)
Net loss per share:
   Basic                        $ (0.35)     $ (0.05)     $ (0.30)     $ (0.01)
   Diluted                      $ (0.35)     $ (0.05)     $ (0.30)     $ (0.01)


                                  Six Months Ended
                                    June 30, 1998
                               ----------------------
                               As Reported   Restated
                               -----------   --------
Balance Sheets:
Goodwill                        $    727     $  5,667
Total assets                      40,859       45,779
Accumulated deficit              (27,232)     (22,292)
Total stockholders' equity      $ 29,241     $ 34,181




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

RESULTS OF OPERATIONS

As a result of a review of its method used to value in-process R&D, the Company has modified the method used to value the in-process R&D acquired upon its acquisition of Dodge in June 1998. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. After applying the revised calculations, the Company has restated its financial statements for the quarter ended June 30, 1998 and has decreased the amount of the purchase price allocated to acquired in-process R&D associated with the Dodge acquisition from $6,830,000 to $1,890,000 and increased goodwill by $4,940,000, resulting in a change of goodwill amortization from $36,000 to $283,000 per quarter. Goodwill will be amortized over a five year period.

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

    Acquired In-Process Research and Development. As a result of the June 24, 1998 acquisition of The Dodge Group, there is a one-time charge of $1.9 million for acquired in-process research and development in the three month and six months periods ended June 30, 1998. The Company anticipates additional product development expenses in future periods in order to establish technological feasibility for this technology, and expects that this will be a commercially viable product within the next 12 months.

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

    Supplemental Disclosure of Net Income (Loss) and Income (Loss) per Share Excluding Nonrecurring Charges. Excluding the one-time charge for acquired in-process research and development of $1.9 million, net income was $1.0 million or $0.06 per diluted share and $1.8 million or $0.10 per diluted share for the three and six month periods ended June 30, 1998, respectively. This compares to a loss of $2.4 million or $0.41 per diluted share and $5.3 million or $0.92 per diluted share in the three and six month periods ended June 30, 1997, respectively, as reflected in the following table:

                                     Three Months Ended June 30,             Six Months Ended June 30, 1998
                                -----------------------------------       -----------------------------------
                                  1998          1998(a)       1997          1998          1998(a)       1997
                                -------         -------     -------       -------         -------     -------
                              As restated                               As restated

Supplemental net income (loss)  $( 868)          $1,022      $(2,429)      $  (84)         $1,806      $(5,276)
Percentage of revenue            (9.4%)           11.0%       (81.6%)       (0.5%)          10.8%       (95.5%)

Supplemental net income (loss)
  per share:
    Basic                       $(0.05)          $ 0.06      $ (0.41)      $ (0.01)        $  0.11     $  (0.92)
    Diluted                     $(0.05)          $ 0.06      $ (0.41)      $ (0.01)        $  0.10     $  (0.92)


a) Excludes one-time charge of $1.9 million for acquired in-process research & development

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

Date: January 28, 1999

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

     27.1   Restated Financial Data Schedule