Form 10-Q/A
period 1998-09-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-01-28
CIK 1015464

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

The Company has reviewed staff guidance issued on September 15, 1998 by the Securities and Exchange Commission (the "SEC") with respect to the method used to value acquired in-process research and development ("R&D"), and has elected to modify the method used to value the acquired in-process R&D associated with the Company's acquisition of The Dodge Group ("Dodge") in the second quarter of 1998. The Company has elected to adjust the one-time charge taken in the second quarter of 1998 for in-process research and development in connection with its acquisition of the Dodge Group. The Company believes, with the concurrence of its independent accountants that the one-time charge taken in the second quarter, as initially reported, conformed to Generally Accepted Accounting Principles applied in accordance with then established industry practice. The adjustment now being effected reflects new guidelines promulgated by the Securities and Exchange Commission relating to the valuation of in-process research and development associated with acquisitions. The adjustment reduces the one-time charge from $6.8 million to $1.9 million with a corresponding increase to goodwill. The Company believes that the adjustment is similar to those made recently by a number of public companies in the technology industry in response to the recent SEC guidance. As a result of applying the revised calculations, the Company has restated its financial statements for the quarters ended June 30, and September 30, 1998 (See Note 7 to the Company's consolidated financial statements).

This Quarterly Report on Form 10Q/A amends and restates Items 1 and 2 and
Exhibit 27.1 of the Company's Quarterly Report on Form 10-Q filed on November 16, 1998 for the quarter ended September 30, 1998.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited and restated)
            Condensed Consolidated Balance Sheet..............................3
            Condensed Consolidated Statement of Operations....................4
            Condensed Consolidated Statement of Cash Flows....................5
            Condensed Consolidated Statement of Stockholders' Equity..........6
            Notes to Condensed Consolidated Financial Statements..............7
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10
          Signature...........................................................15

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 September 30,   December 31,
                                                                                 -------------   ------------
                                                                                     1998            1997
                                                                                     ----            ----
                                                                                  (unaudited)
                                                                                  As Restated
   ASSETS

Current assets:
 Cash and cash equivalents                                                         $ 17,352        $ 24,622
 Accounts receivable, net of allowance for doubtful
  accounts of $812 and $672, respectively                                            11,341           8,571
 Prepaid expenses and other current assets                                            1,176           1,143
                                                                                   --------        --------
          Total current assets                                                       29,869          34,336

Property and equipment at cost, net of accumulated depreciation
 and amortization of $2,733 and $1,392, respectively                                  2,483           1,222
Long-term receivable                                                                    800              --
Acquired software, net of accumulated amortization of $108 and $0, respectively       2,052              --
Goodwill, net of accumulated amortization of $283 and $0, respectively                5,384              --
Other assets, net of accumulated amortization of $215 and $197, respectively            217             112
                                                                                   --------        --------
          Total assets                                                             $ 40,805        $ 35,670
                                                                                   ========        ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                             $  6,781        $  4,409
 Current portion of capital lease obligations                                           408             206
 Short-term debt                                                                      1,450              --
 Deferred revenues                                                                    3,324           3,045
                                                                                   --------        --------
          Total current liabilities                                                  11,963           7,660

Long-term portion of capital lease obligations                                          705             304
                                                                                   --------        --------

          Total liabilities                                                          12,668           7,964
                                                                                   --------        --------

Stockholders' equity:
 Common stock; $.01 par value; 50,000,000 shares authorized;
  issued shares - 17,383,133 and 16,492,008 respectively
  outstanding shares - 17,331,122 and 16,492,008 respectively                           174             165
 Additional paid-in capital                                                          56,308          49,749
 Currency translation adjustment                                                         18              --
 Common stock in treasury at cost - 52,011 and 0 shares, respectively                  (277)             --
 Accumulated deficit                                                                (28,086)        (22,208)
                                                                                   --------        --------
          Total stockholders' equity                                                 28,137          27,706
                                                                                   --------        --------

          Total liabilities and stockholders' equity                               $ 40,805        $ 35,670
                                                                                   ========        ========


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 Three Months Ended September 30,               Nine Months Ended September 30,
                                                 --------------------------------               -------------------------------
                                                   1998                    1997                   1998                   1997
                                                 --------                --------               --------               --------
                                                (unaudited)            (unaudited)             (unaudited)            (unaudited)
                                                As Restated                                    As Restated
Revenues:
  Software license                               $  1,866                $ 4,541                $ 12,612               $  7,362
  Service and maintenance                           4,243                  2,397                  10,256                  5,098
                                                 --------                -------                --------               --------
          Total revenues                            6,109                  6,938                  22,868                 12,460

Cost of revenues:
  Software license                                    203                    160                   1,334                    619
  Service and maintenance                           3,248                  1,622                   7,107                  3,499
                                                 --------                -------                --------               --------
          Total cost of revenues                    3,451                  1,782                   8,441                  4,118

Operating expenses:
  Sales and marketing                               3,160                  1,992                   7,908                  5,306
  Product development                               3,053                  1,906                   7,379                  5,972
  General and administrative                        2,452                    597                   3,869                  1,699
  Acquired in-process research & development           --                     --                   1,890                     --
                                                 --------                -------                --------               --------
Total operating expenses                            8,665                  4,495                  21,046                 12,977
                                                 --------                -------                --------               --------

Operating (loss) income                            (6,007)                   661                  (6,619)                (4,635)
Interest income                                       254                     32                     824                     98
Interest expense                                      (28)                   (57)                    (70)                  (103)
                                                 --------                -------                --------               --------
(Loss) income before provision for income taxes    (5,781)                   636                  (5,865)                (4,640)
Provision for income taxes                             --                     --                      --                     --
                                                 --------                -------                --------               --------
Net (loss) income                                $ (5,781)               $   636                $ (5,865)              $ (4,640)
                                                 ========                =======                ========               ========

Net (loss) income per share:
  Basic                                          $  (0.33)               $  0.10                $  (0.35)              $  (0.79)
  Diluted                                        $  (0.33)               $  0.09                $  (0.35)              $  (0.79)
Weighted average shares:
  Basic                                            17,360                  6,090                  16,809                  5,848
  Diluted                                          17,360                  6,776                  16,809                  5,848


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                           Nine Months Ended
                                                         ----------------------
                                                             September 30,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                       (unaudited)   (unaudited)
                                                       As Restated
Cash flows from operating activities:
Net loss                                                 $(5,865)      $(4,640)
Non-cash items included in net loss:
   Depreciation and amortization                           1,014           404
   Acquired in-process research and development charge     1,890            --
   Provision for doubtful accounts                           976           275
Change in operating accounts:
   Accounts receivable                                    (3,737)       (2,014)
   Prepaid expenses and other assets                           8          (241)
   Accounts payable and accrued expenses                    (190)          461
   Deferred revenue                                         (804)          285
                                                         -------       -------
Net cash used in operating activities                     (6,708)       (5,470)

Cash flows from investing activities:
   Acquisition of subsidiary, less cash acquired            (493)           --
   Purchase of property and equipment                       (689)         (575)
                                                         -------       -------
Net cash used in investing activities                     (1,182)         (575)

Cash flows from financing activities:
  Purchase of short-term investments                      (3,448)           --
  Sale of short-term investments                           3,448            --
  Proceeds from sales of common stock,
    net of stock issue costs                                  --         4,300
  Proceeds from line of credit                             1,450         2,000
  Repayment of debt                                         (393)           --
  Proceeds from exercise of stock options and warrants        47            45
  Proceeds from employee stock purchase plan                  32            --
  Purchase of treasury stock                                (322)           --
  Repayments of convertible note payable                      --          (106)
  Payments of capital lease obligations                     (198)         (210)
                                                         -------       -------
Net cash provided by financing activities                    616         6,029
                                                         -------       -------
Effect of exchange rate changes on cash                        4            --
                                                         -------       -------
Decrease in cash and cash equivalents                     (7,270)          (16)
                                                         -------       -------
Cash and cash equivalents at beginning of period          24,622         3,273
                                                         -------       -------
Cash and cash equivalents at end of period               $17,352       $ 3,257
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

                                               FLEXIINTERNATIONAL SOFTWARE, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                                          As Restated


                                            Common Stock     Additional   Currency                                 Total
                                         ------------------    Paid-in   Translation   Treasury    Accumulated  Stockholders'
                                           Shares    Amount    Capital   Adjustment      Stock       Deficit       Equity
                                         ----------  ------  ----------  -----------  -----------  -----------  -------------

Balance at January 1, 1998               16,492,008   $165     $49,749       $ --        $  --      $(22,208)     $ 27,706
  Exercise of stock options and warrants     27,625     --          47         --           --            --            47
  Stock issued in conjunction with the
   acquisition of The Dodge Group           863,500      9       6,512         --           --            --         6,521
  Shares issued for ESPP                         --     --          --         --           45           (13)           32
  Treasury stock acquired                        --     --          --         --         (322)           --          (322)
  Net loss                                       --     --          --         --           --        (5,865)      ( 5,865)
  Currency translation adjustment                --     --          --         18           --            --            18
                                         ----------   ----     -------        ---        -----      --------      --------
Balance at September 30, 1998            17,383,133   $174     $56,308        $18        $(277)     $(28,086)     $ 28,137
                                         ==========   ====     =======        ===        ======     ========      ========


                            See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements included herein have been restated to reflect a change in the original accounting for the purchase price allocation related to the June 24, 1998 acquisition of Dodge, (See Note 7). The Company has in-process elected to adjust the one-time charge recorded in the second quarter of 1998 for in-process R&D in connection with this acquisition. The adjustment reduces the one-time charge from $6.8 million to $1.9 million. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The unaudited condensed consolidated financial statements include the accounts of Flexinternational Software, Inc. and its subsidiaries and reflect all adjustments which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 1998. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

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

A summary of the purchase price for the acquisition is as follows (in thousands):

      Stock and stock options                                  $6,521
      Payment of convertible notes payable                        754
      Acquisition costs                                           281
      Liabilities assumed                                       2,161
                                                               ------
                                                               $9,717
                                                               ======

A summary of the restated allocation of the purchase price is as follows (in thousands):

      Acquired in-process research and development             $1,890
      Acquired software                                         2,160
      Goodwill                                                  5,667
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

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1997, for all periods presented, and excludes the one-time in-process research and development charge of $1,890 for the periods presented:

                                            Three Months Ended September,                    Nine Months Ended September 30,
                                            ------------------------------                 -----------------------------------
                                              1998                   1997                    1998                       1997
                                            --------                ------                 --------                   --------
                                           As Restated                                    As Restated
                                       (in thousands, except per share amounts)         (in thousands, except per share amounts)

Revenue                                      $ 6,109                $9,289                 $27,314                    $19,082
Net (loss) income                            $(5,781)               $  146                 $(6,808)                   $(6,215)
Net (loss) income per diluted common share   $ (0.33)               $ 0.02                 $ (0.39)                   $ (0.93)
Shares used in computation                    17,360                 7,640                  17,366                      6,712


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

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                           ---------------------    ---------------------
                                             1998          1997       1998          1997
                                           --------       ------    --------      -------
                                                           (in thousands)
                                          As Restated              As Restated
Net (loss) income                          $(5,781)       $  636    $ (5,865)     $(4,640)
Currency translation adjustments                18            --          18           --
                                           -------        ------    --------      -------
Comprehensive Income                       $(5,763)       $  636    $ (5,847)     $(4,640)
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

NOTE 7 - RESTATEMENT

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

                                 Three Months Ended        Nine Months Ended
                                 September 30, 1998        September 30, 1998
                               ----------------------   ----------------------
                               As Reported   Restated   As Reported   Restated
                               -----------   --------   -----------   --------

Statement of Operations:

General administrative          $ 2,205      $ 2,452      $  3,622     $ 3,869
Other-nonrecurring costs             --           --         6,830       1,890
Operating loss                   (5,760)      (6,007)      (11,312)     (6,619)
Net loss                         (5,534)      (5,781)      (10,558)     (5,865)
Net loss per share:
   Basic                        $ (0.32)     $ (0.33)     $  (0.63)    $ (0.35)
   Diluted                      $ (0.32)     $ (0.33)     $  (0.63)    $ (0.35)


                                 September 30, 1998
                               ----------------------
                               As Reported   Restated
                               -----------   --------
Balance Sheets:
Goodwill                        $    691     $  5,384
Total assets                      36,112       40,805
Accumulated deficit              (32,779)     (28,086)
Total stockholders' equity      $ 23,444     $ 28,137

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

RESULTS OF OPERATIONS

As a result of a review of its method used to value in-process R&D, the Company has modified the method used to value the in-process R&D acquired upon its acquisition of Dodge in June 1998. Initial calculations to value the acquired in-process R&D were based upon a methodology that focused on the after-tax cash flows attributable to the technology on an overall basis, without regard to the stage of completion of individual projects, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of the technology. Revised calculations were based upon the methodology set forth in the SEC's September 1998 letter to the AICPA that requires consideration of the stage of completion of the individual in-process R&D projects at the date of acquisition. After applying the revised calculations, the Company has restated its financial statements for the quarter ended September 30, 1998 and has decreased the amount of the purchase price allocated to acquired in-process R&D associated with the Dodge acquisition from $6,830,000 to $1,890,000 and increased goodwill by $4,940,000 resulting in a change in goodwill amortization from $36,000 to $283,000 per quarter. Goodwill will be amortized over a five year period.



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

       General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of acquired software and goodwill and outside professional fees. General and administrative expenses increased 311%, from $597,000 for the three months ended September 30, 1997 to $2.4 million for the three months ended September 30, 1998. Year to date general and administrative expenses increased 128% from $1.7 million in 1997 to $3.9 million in 1998. The increases in general and administrative expenses were primarily the result of an increased reserve for bad debts, commencement of amortization of acquired software and goodwill associated with the June 24, 1998 acquisition of The Dodge Group and an increase in administrative personnel as a result of the Dodge Group acquisition. General and administrative expenses as a percentage of total revenues increased from 9% to 40% for the three months ended September 30, 1997 and 1998, respectively, and from 14% to 17% for year to date 1997 and 1998, respectively.

        Acquired In-Process Research and Development. As a result of the June 24, 1998 acquisition of The Dodge Group, the Company experienced a one-time charge of $1.9 million for acquired in-process research and development in the year to date 1998. The Company anticipates additional product development expenses in future periods in order to establish technological feasibility for this technology, and expects that this will be a commercially viable product within the next 9 months.

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

       Net (Loss) Income and (Loss) Income per Share. The net loss for the three and nine-month periods ended September 30, 1998, was ($5.8) million or ($0.33) per diluted share and ($5.9) million or ($0.35) per diluted share, respectively. Excluding the second quarter one-time charge of $1.9 million for acquired in-process research and development the net loss for the nine-month period ended September 30, 1998 was ($4.0) or ($0.24) per diluted share. This compares to net income of $636,000 or $0.09 per diluted share and net loss of ($4.6) million or ($0.79) per diluted share in the three and nine-month periods ended September 30, 1997, respectively, as reflected in the following table:

                               Three Months Ended September,    Nine Months Ended September 30,
                               -----------------------------   ---------------------------------
                                 1998                  1997      1998         1998*       1997
                               --------               ------   ---------    ---------   --------
                              As Restated                    As Restated   As Restated
                                           (in thousands except per share amounts)
Net (loss) income              $(5,781)               $  636   $ (5,865)     $(3,975)   $(4,640)

Net (loss) income per share:
     Basic                     $ (0.33)               $ 0.10   $  (0.35)     $ (0.24)   $ (0.79)
     Diluted                   $ (0.33)               $ 0.09   $  (0.35)     $ (0.24)   $ (0.79)


* Excludes one-time charge of $1.9 million for acquired in-process research & development

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

                                           FLEXIINTERNATIONAL SOFTWARE, INC.

                                           By: /s/ Stefan R. Bothe
                                               -------------------------------
                                               Stefan R. Bothe, Chairman & CEO

Date: January 28, 1999

                                  EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION


3.1 Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No 333-38403) (the "Form S-1").
3.2 Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1.
27.1       Restated Financial Data Schedule.