Form 10-K
period 1998-12-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-03-31
CIK 1015464

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                   Registrant's telephone number, including area code: (203) 925-3040

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sales price of Common Stock on March 17, 1999 as reported on the Nasdaq National Market, was approximately $15.6 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 1999, Registrant had 17,293,622 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be held April 29, 1999 are incorporated by reference in Items 10, 11, and 12 of Part III of this Report on Form 10-K.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.

Item 1.    Business.........................................................  1
Item 2.    Properties.......................................................  2
Item 3.    Legal Proceedings................................................  2
Item 4.    Submission of Matters to a Vote of Security Holders..............  2
Item 4A.   Executive Officers of the Registrant.............................  2

PART II.

Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................  4
Item 6.    Selected Financial Data..........................................  5
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  6

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk........  17
Item 8.    Financial Statements and Supplementary Data......................  17
Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................  17

PART III.

Item 10.   Directors and Executive Officers of the Registrant...............  17
Item 11.   Executive Compensation...........................................  18
Item 12.   Security Ownership of Certain Beneficial Owners and Management...  18
Item 13.   Certain Relationships and Related Transactions...................  18

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..  18
           Signatures.......................................................  19
           Exhibit Index....................................................  20

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

FlexiFinancials, FlexiLedger, FlexiPayables and FlexiReceivables are registered trademarks, and the Flexi logo, FlexiAnalysis, FlexiAssets, FlexiDB, FlexiDesigner, FlexiDeveloper, FlexiInfoCenter, FlexiInfoSuite, FlexiInternational, FlexiInventory, FlexiObjects, FlexiOrders, FlexiPurchasing, FlexiSecure, FlexiTools, FlexiWorkFlow, FlexiFDW, FlexiFRE, FlexiFDE, FlexiFire, FlexiXL, FlexiOpenAccess, Flexi.Com, FlexiQuery, FlexiBatch, FlexiNet and FlexiDistribute are trademarks, of FlexiInternational Software, Inc. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       FlexiInternational Software, Inc. ("Flexi" or the "Company") designs, develops, markets and supports the Flexi Financial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse ("FlexiFDW"), FlexiInfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. The Company believes that the solution's distributed, object-oriented, component-based architecture provides significant advantages over traditional financial accounting software, including greater transaction throughput and scalability, ease of implementation, modification and use, and reduced cost of ownership. Flexi products are designed to support new technologies as they develop, including the Internet and corporate intranets, can be modified quickly and efficiently by users to create tailored business solutions and can readily be integrated with new applications to support evolving business processes.

PRODUCTS

       The Flexi solution, FlexiFinancial Enterprise Suite, is an integrated suite of financial accounting applications, together with related information applications and development tools, that address the needs of users with sophisticated financial accounting requirements and is easily customized and supports the latest technologies as they evolve. The FlexiFinancial Enterprise Suite is composed of the Company's three core families of products, its FlexiFinancials financial accounting systems, its FlexiInfoAccess family of reporting and workflow applications and its FlexiTools development and customized tools.

FlexiFinancials

FlexiFinancials is an enterprise-wide client/server accounting system for capturing, synthesizing, and distributing financial and management information. The Flexi suite of applications is designed to meet the sophisticated information requirements of the modern enterprise, be it single site, multisite, multicompany, or multinational. FlexiFinancials software includes: FlexiLedger, FlexiFDW, FlexiPayables, FlexiReceivables, FlexiPurchasing, FlexiAssets, FlexiInventory and FlexiProjects.

FlexiInfoAccess

       The FlexiInfoAccess software takes advantage of the flexibility of the Company's products and their ability to be integrated seamlessly with other technologies to provide a "best-of-class" report development, report generation and workflow system. FlexiInfoAccess serves a broad range of management information and control requirements, including high-volume batch processing, interactive on-line analytical processing, and workflow design and implementation. The FlexiInfoAccess software has the flexibility to provide highly tailored reports in industry-standard formats, with the functionality to support a high volume of data across organizations, while providing customers freedom of choice in their selection of GUI, security and presentation. The FlexiInfoAccess software includes: FlexiWriter, FlexiAnalysis, FlexiWorkFlow, FlexiNet as well as imaging and reporting solutions developed by third parties as part of its FlexiInfoAccess solution. FlexiNet, an Internet-enabled application extension, contains Java Script-based queries for key functions within the FlexiFinancials applications.

FlexiTools

       FlexiTools are development and customization tools based on the C++ language that permit users to take advantage of the object-oriented, component-based architecture of the Company's systems to accommodate their unique requirements in a timely and cost-effective manner. FlexiDesigner, FlexiDeveloper, FlexiDB and Flexi Financial Rules Engine (FlexiFRE) provide users with the flexibility to extend Flexi applications and customize the interface and database definitions.

       The Company products which comprise FlexiFinancials and FlexiInfoAccess can be linked to operate on an integrated basis, can be used on a stand-alone basis or used in conjunction with products from third-party vendors.

       During 1998, the Company continued to enhance its suite of products, and plans to continue to make enhancements in 1999.

ACQUISITION OF THE DODGE GROUP

       The Company acquired The Dodge Group ("Dodge"), a company with its principal offices in the United Kingdom that specialized in financial data warehouse solutions, in June 1998. Dodge had a strong presence in the banking and financial services operations, and had offices in the United Kingdom and South Africa. The Company's acquisition of Dodge allowed the Company to increase its international presence.

EMPLOYEES

       As of February 28, 1999, the Company had 178 employees, 138 domestically and 40 internationally.

ITEM 2.  PROPERTIES

       The Company is headquartered in Shelton, Connecticut, where it leases approximately 39,804 square feet under two leases expiring in March 2001 and June 2003. In addition, the Company maintains leased office space in New York, New York; Atlanta, Georgia; Dallas, Texas; Oakland and Newport Beach, California; Waltham, Massachusetts; Rosemont, Illinois; Richmond Hill, Ontario, Canada and London, United Kingdom.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

       In January 1999, the Company implemented significant changes in its senior management team. As a result, the current executive officers of the Company are as follows:

NAME               AGE                         POSITION
----               ---                         --------
Stefan R. Bothe    50   Chairman of the Board , President and Chief Executive
                        Officer

David P. Sommers   52   Senior Vice President, Finance and Administration,
                        and Chief Financial Officer

Nick Deacon        39   President and Managing Director, FlexiInternational
                        Ltd. (UK)

George C. Dearing  47   Vice President, Technology Marketing

David S. Edwards   38   Vice President, Client Services

Walter B. Martin   39   Vice President, Product Development

Matthew M. Roy     43   Vice President, Sales Support

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

       Mr. Sommers has served as Chief Financial Officer and Senior Vice President, Finance and Administration since November 1998. Mr. Sommers has more than 20 years of financial management experience in large and small technology companies. From August 1997 to November 1998, Mr. Sommers was an independent consultant, and worked on an assignment for Lotus Development Corporation, assisting with the acquisition of two companies and their integration into Lotus. From February 1996 to August 1997, Mr. Sommers was Senior Vice President of Finance and Administration and CFO of SystemSoft Corporation, a developer of system software for personal computer manufacturers. In September 1993, he co-founded Advanced Media, a developer of interactive multimedia applications, and from 1993 to 1996, served as Vice President of Finance and CFO. Mr. Sommers began his career with IBM and held several senior financial management positions in IBM's finance and personal computer units.

       Mr. Deacon has served as President and Managing Director, FlexiInternational Ltd. (UK) since February 1999. From June 1998 to February 1999, Mr. Deacon was Vice President International Services in the Company's London office. From January 1997 to June 1998, Mr. Deacon was Global Services Manager for The Dodge Group, responsible for all implementation and professional services delivered to Dodge's clients worldwide. From February 1993 to December 1996, Mr. Deacon held various consulting positions with Dodge for clients worldwide. From July 1988 to January 1993, Mr. Deacon held various consulting positions with Tetra Business Systems, a UK based supplier of integrated ERP solutions.

       Mr. Dearing has been with the Company since July 1995, and has served as Vice President, Technology Marketing since October 1997. From July 1995 to October 1997, Mr. Dearing was Director of Technology Marketing for the Company. From 1990 to January 1995, Mr. Dearing was Director of Financial Applications for Integral Systems, Inc a human resource and financial applications provider. Mr. Dearing has over 20 years of sales, sales support and engineering experience with companies such as McCormack and Dodge, Management Science of America (MSA) and Electronic Data Systems (EDS).

       Mr. Edwards has served as Vice President, Client Services since January 1999. From June 1998 to January 1999, Mr. Edwards was Assistant Vice President, International Client Services in the Company's London office. From March 1996 to June 1998, Mr. Edwards served as The Dodge Group's Principal Consultant responsible for the professional direction of Dodge's client services staff and all implementations of Dodge's products worldwide. From 1991 to 1996, Mr. Edwards served in a variety of financial management and systems implementation positions within the United Kingdom National Health Service.

       Mr. Martin has been with the Company since January 1998, and has served as Vice President, Product Development of the Company since January 1999. From January 1998 to January 1999, Mr. Martin was Vice President, Integration Services at the Company. From 1993 to 1998 Mr. Martin held various senior management positions with ICL Retail Systems ("ICL"), a leading supplier of IT systems and services. Prior to joining ICL, Mr. Martin served as software support manager for Siemans Nixdorf Information Systems.

       Mr. Roy has been with the Company since June 1995, and has served as Vice President, Support Services since February 1999. From June 1995 to January 1999 Mr. Roy was a Senior Product Representative for the Company, assisting in sales worldwide. From October 1993 to June 1995, Mr. Roy was a Product Engineer with SAP. From 1987 to 1993, Mr. Roy held various product representative positions with Dun and Bradstreet Software. Prior to joining Dun and Bradstreet Software, Mr. Roy held various management positions including CFO for a division of the Trammell Crow Corporation, one of the largest real estate developers in the United States.

       Each officer serves at the discretion of the Board of Directors and holds office until his of her successor is elected and qualified or until his or her earlier resignation or removal. With the exception of Mr. Bothe and Jennifer V. Cheng, a director of the Company, who are husband and wife, there are no family relationships among any of the executive officers, or directors, of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (a) The Company's Common Stock has been traded on the Nasdaq National Market under the symbol FLXI since December 12, 1997, the first trading day after the Company's initial public offering was declared effective. The following table lists the high and low sales price for the Company's common stock since the Company's initial public offering:

                                         High          Low
                                        ------       ------
       Fourth Quarter of 1997           $16.13       $11.00
       First Quarter of 1998            $18.13       $11.50
       Second Quarter of 1998           $14.50        $5.50
       Third Quarter of 1998             $7.13        $2.81
       Fourth Quarter of 1998            $4.00        $0.94

       As of March 17, 1999, the approximate number of stockholders of record of the Company's Common Stock was 115. The number of stockholders of record of the Company's Common Stock differs from the number of beneficial owners of such Common Stock because a significant number of shares are held by depositories, brokers and other nominees.

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

       (b) the Company is furnishing the following information with respect to the use of proceeds of $22.2 million from its initial public offering of common stock $.01 par value per share, which closed in December 1997.

              (1) The Company's registration statement on Form S-1 under the
                  Securities Act of 1933, as amended, (File No. 333-38403) for the Company's initial public offering, the use of proceeds from which is herein reported, was declared effective as of December 11, 1997.

              (4)(vii) The Company used approximately $10.5 million of the proceeds from the initial public offering to fund the ongoing operations of the Company ($8.4 million), for the purchase and installation of property and equipment ($921,000), payments of convertible notes payable in connection with the Dodge acquisition ($754,000), to purchase 135,000 shares ($463,000) of its common stock on the open market under the Company's share repurchase program.

                       Payment of these expenses and costs were to persons other than (a) directors or officers of the Company or their associates, (b) persons owning 10% or more of the equity securities of the Company or (c) affiliates of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------
                                                   1998       1997         1996        1995       1994
                                                 --------    -------     --------    --------    -------
                                                        (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license                               $ 16,113    $13,901     $  5,205    $  3,166    $   562
  Service and maintenance                          14,078      7,723        3,142       1,517        291
                                                 --------    -------     --------    --------    -------
     Total revenues                                30,191     21,624        8,347       4,683        853

Cost of revenues:
  Software license                                  1,757        828          311          88          4
  Service and maintenance                          10,584      5,450        2,181       1,708        324
                                                 --------    -------     --------    --------    -------
     Total cost of revenues                        12,341      6,278        2,492       1,796        328

Operating expenses:
  Sales and marketing                              11,233      7,820        4,978       4,350      1,927
  Product development                              10,752      7,880        5,733       3,660      2,019
  General and administrative                        6,991      2,316        2,453       1,316        679
  Acquired in-process research and development      1,890          -            -           -          -
                                                 --------    -------     --------    --------    -------
     Total operating expenses                      30,866     18,016       13,164       9,326      4,625
                                                 --------    -------     --------    --------    -------

Operating loss                                    (13,016)    (2,670)      (7,309)     (6,439)    (4,100)

Net interest income (expense)                         880         27         (138)        (48)        13
                                                 --------    -------     --------    --------    -------
Loss before provision for income taxes            (12,136)    (2,643)      (7,447)     (6,487)    (4,087)
Provision for income taxes                              -          -            -           -          -
                                                 --------    -------     --------    --------    -------


Net loss                                         $(12,136)   $(2,643)    $ (7,447)   $ (6,487)   $(4,087)

Net loss per share:
  Basic                                          $  (0.72)   $ (0.42)    $  (1.91)   $  (1.72)   $ (1.08)
                                                 ========    =======     ========    ========    =======
  Diluted                                        $  (0.72)   $ (0.42)    $  (1.91)   $  (1.72)   $ (1.08)
                                                 ========    =======     ========    ========    =======

Weighted average shares:
  Basic                                            16,938      6,332        3,891       3,770      3,795
  Diluted                                          16,938      6,332        3,891       3,770      3,795


                                                                       DECEMBER 31,
                                                 -------------------------------------------------------
                                                   1998       1997         1996        1995       1994
                                                 --------    -------     --------    --------    -------
                                                                      (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                        $  7,876    $24,622     $  3,273    $     15    $   870
Marketable securities                               3,000          -            -           -          -
Working capital (deficit)                          12,592     26,676        1,480      (2,917)    (1,138)
Total assets                                       34,921     35,670        7,833       2,826      2,456
Redeemable convertible preferred stock                  -          -       15,509       7,450      3,230
Stockholders' equity (deficit)                     21,709     27,706      (13,823)    (10,521)    (4,045)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       OVERVIEW

       The Company designs, develops, markets and supports the Flexi Financial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse (FlexiFDW), FlexiInfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements.

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

       Software license revenues include (i) revenues from noncancellable software license agreements entered into between the Company and its customers with respect to the Company's products, (ii) royalties due to the Company from third parties that distribute the Company's products and, to a lesser extent,
(iii) third-party products distributed by the Company. Software license revenues under the Company's license agreements are recognized upon delivery and installation of the product and when all significant contractual obligations have been satisfied. Software license revenues under agreements with partners are recognized upon execution of an agreement between the end user and the partner, as such revenues are reported to the Company. Service revenues include consulting, implementation and training, and are recognized as services are performed and delivered. Maintenance revenues for maintaining, supporting and providing periodic upgrading are recognized ratably over the service period, generally one year. The Company maintains reserves for potential losses and such losses to date have been within management's expectations. See Note 2 of Notes to the Company's Financial Statements.

       Historically, the Company's revenues have been derived from both domestic sales and international sales, with the international sales comprising 24.5%, 16.9% and 15.2% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. With the June 1998 acquisition of Dodge the Company gained a larger international presence primarily in Europe and Asia. The Company's international sales generally have the same cost structure as its domestic sales. Historically, the Company's international sales were denominated in U.S. dollars, however, as a result of the Dodge acquisition, a majority of international sales are now denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

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

RESULTS OF OPERATIONS

       The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1998       1997       1996
                                                  -----      -----      -----
Revenues:
  Software license                                 53.4%      64.3%      62.4%
  Service and maintenance                          46.6%      35.7%      37.6%
                                                  -----      -----      -----
      Total revenues                              100.0%     100.0%     100.0%
Cost of revenues:
  Software license                                  5.8%       3.8%       3.7%
  Service and maintenance                          35.1%      25.2%      26.1%
                                                  -----      -----      -----
      Total cost of revenues                       40.9%      29.0%      29.8%
Operating expenses:
  Sales and marketing                              37.2%      36.2%      59.6%
  Product development                              35.6%      36.4%      68.7%
  General and administrative                       23.1%      10.7%      29.4%
   Acquired in-process research and development     6.3%         -          -
                                                  -----      -----      -----
      Total operating expenses                    102.2%      83.3%     157.7%
                                                  -----      -----      -----
Operating loss                                    (43.1%)    (12.3%)    (87.5%)
Interest income (expense)                           2.9%       0.1%      (1.7%)
                                                  -----      -----      -----
Loss before provision for income taxes            (40.2%)    (12.2%)    (89.2%)
Provision for income taxes                            -          -          -
                                                  -----      -----      -----
Net loss                                          (40.2%)    (12.2%)    (89.2%)
                                                  =====      =====      =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

       Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, increased 39.6%, from $21.6 million for the year ended December 31, 1997 to $30.2 million for the year ended December 31, 1998. Domestic revenues, those derived from sales in the U.S. increased 26.8% from $17.9 million for the year ended December 31, 1997 to $22.8 million for the year ended December 31, 1998. International revenues, those derived from sales outside of the U.S. increased 102.4% from $3.7 million for the year ended December 31, 1997 to $7.4 million for the year ended December 31, 1998. In the first half of 1998, revenues grew 203.5%, as compared to the first half of 1997, from $5.5 million to $16.8 million, while in the second half of 1998, revenues declined 16.6% as compared to the second half of 1997, from $16.1 million to $13.4 million. This revenue slowdown was primarily due to delays in potential customers' buying decisions, as they began to prepare for the new millennium, and slower than anticipated integration of the Dodge acquisition.

       Software license revenues increased 15.9%, from $13.9 million for the year ended December 31, 1997 to $16.1 million for the year ended December 31, 1998. The growth was due primarily to the addition of new customers as well as new product sales to existing customers and growth in international sales, primarily as a result of the Dodge acquisition. Service and maintenance revenues increased 82.3%, from $7.7 million for the year ended December 31, 1997 to $14.1 million for the year ended December 31, 1998. The increase was primarily attributable to the growth of the installed base of customers that resulted in an increase in maintenance revenues.

       Cost of Revenues. The Company's cost of revenues consists of cost of software license revenues and cost of service and maintenance revenues. Cost of software license revenues consists primarily of the cost of third-party software products distributed by the Company and the cost of product media, manuals and shipping. Cost of service and maintenance revenues consists of the cost of providing consulting, implementation and training to licensees of the Company's products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software.

       Cost of software license revenues increased 112.2%, from $828,000 for the year ended December 31, 1997 to $1.8 million for the year ended December 31, 1998. Cost of software license revenues as a percentage of software license revenues increased from 6.0% for the year ended December 31, 1997 to 10.9% for the year ended December 31, 1998. The increase in cost of revenues in dollars was primarily due to an increase in third-party software products distributed by the Company, the acquisition of Dodge, as well as costs associated with increased sales volume. The increase in cost of revenue as a percentage of software license revenues was primarily due an increase in the proportion of third-party products sold as a percentage of total license fees.

       Cost of service and maintenance revenues increased 94.2%, from $5.5 million for the year ended December 31, 1997 to $10.6 million for the year ended December 31, 1998. The increase in the dollar amount of such costs resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base and additional costs related to Dodge personnel subsequent to the acquisition. Cost of service and maintenance revenues as a percentage of service and maintenance revenues increased from 70.6% for the year ended December 31, 1997 to 75.2% for the year ended December 31, 1998, due to lower utilization rates of our client services staff, which resulted from increased staffing in anticipation of continued revenue growth (see Revenues above and Restructuring below).

       Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 43.6%, from $7.8 million for the year ended December 31, 1997 to $11.2 million for the year ended December 31, 1998. The increase in dollar amount was primarily attributable to increased staffing in the direct sales force and sales and marketing organizations, primarily as a result of the Dodge acquisition. Sales and marketing expenses as a percentage of total revenues increased from 36.2% for the year ended December 31, 1997 to 37.2% for the year ended December 31, 1998. This increase was primarily due to increased staffing in anticipation of continued revenue growth (see Revenues above and Restructuring below).

       Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

       Product development expenses increased 36.4%, from $7.9 million for the year ended December 31, 1997 to $10.8 million for the year ended December 31, 1998. The increase in product development expenses was due primarily to the increase in software specialists, primarily as a result of the Dodge acquisition, as well as salary increases required to attract and retain skilled personnel in a highly competitive labor market. The Company continued to hire software specialists, in 1998, in anticipation of continued revenue growth (see Revenues above and Restructuring below). Product development expenses as a percentage of total revenues decreased from 36.4% for the year ended December 31, 1997 to 35.6% for the year ended December 31, 1998. The Company will continue to enhance the functionality of its core financial accounting and reporting and workflow applications.

       General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses increased 201.9%, from $2.3 million for the year ended December 31, 1997 to $7.0 million for the year ended December 31, 1998. General and administrative expenses as a percentage of total revenues increased from 10.7% for the year ended December 31, 1997 to 23.1% for the year ended December 31, 1998. The increase in general and administrative expenses was primarily due to an increase in provisions for doubtful accounts, increased legal and professional fees as a result of a full years effect of being a public company, costs of administrative personnel as a result of the Dodge acquisition, and commencement of amortization of acquired software and goodwill associated with the June 24, 1998 acquisition of Dodge. On December 31, 1998, Platinum Software, Inc., a competitor of Flexi, acquired Dataworks, a Flexi FIP. Under the terms of Flexi's contract with Dataworks, if Dataworks were acquired by a competitor of Flexi on or before December 31, 1998, the relationship would terminate and $800,000 of fixed royalty payments still to be paid would no longer be due to Flexi. Accordingly, upon completion of Platinum's acquisition, the $800,000, which had previously been recognized as revenue, was written off. This amount is included in the provision for doubtful accounts mentioned above (See Note 12 to the consolidated financial statements for further discussion.)

       Acquired In-Process Research and Development. During June 1998 the Company completed its acquisition of Dodge. In connection with the allocation of the purchase price of Dodge, the Company assigned $1.9 of the total purchase price of $7.6 to certain acquired in process research and development.

The acquired in process research and development includes one significant software product, Financial Data Warehouse Version 5.0 ("FDW"). The company estimated that this version was 20% complete at the date of acquisition based on costs incurred through the date of acquisition as compared to total estimated expenditures over the product's development cycle. The Company expects to have FDW Version 5.0, and its related enhanced functionality, available for general release during 1999 with estimated future development costs totaling $6.4 million at the time of acquisition. Once completed the Company intends to offer Version 5.0 of the product to its customers.

       The nature of the efforts required to develop and integrate the acquired in-process research and development into a commercially viable product, feature or functionality within the Company's suite of existing products relates to the completion of all planning, design and testing activities that are necessary to establish that the product can be produced to meet design and performance requirements. The Company currently expects that the product utilizing the acquired in process research and development will be successful, but there can be no assurance that commercial viability of any of these products will be achieved. Further, future developments in the software industry, changes in the technology, changes in other products and offerings or other developments may cause the Company to alter, or abandon, its product plans.

       The fair value of in process research and development acquired was based on analyses of markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were estimated based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings, and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were estimated based on the characteristics and cash flow generating potential of the acquired in-process research and development, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained. The Company assumed material cash inflow for FDW 5.0 would commence in 1999 and would continue through the year 2002 at which time yet to be developed products would replace this product. Appropriate adjustments were made to derive net cash flows, and the estimated net cash flows of the in-process technology were then discounted to their net present value at a rate of 30%, a rate of return that the Company believes reflects the specific risk/return characteristics of the research and development project.

       Interest Income and Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities. Interest income increased from $27,000 for the year ended December 31, 1997 to $880,000 for the year ended December 31, 1998. This increase was primarily due to the investment of the proceeds from the Company's initial public offering completed in December 1997. Interest expense represents interest expense on capital equipment leases, and borrowings under the Company's line of credit.

       Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the years ended December 31, 1998 or 1997 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently has approximately $31.0 million and $7.3 million of U.S. and foreign net operating loss carryforwards, respectively, which expire at various times through the year 2018, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at December 31, 1998 were $15.5 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 1998 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

       Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, increased 159.1%, from $8.3 million for the year ended December 31, 1996 to $21.6 million for the year ended December 31, 1997.

       Software license revenues increased 167.1%, from $5.2 million for the year ended December 31, 1996 to $13.9 million for the year ended December 31, 1997. The growth was due primarily to the addition of new customers as well as additional product licenses to existing customers and growth in international sales, primarily in Europe. Service and maintenance revenues increased 145.8%, from $3.1 million for the year ended December 31, 1996 to $7.7 million for the year ended December 31, 1997. The increase was primarily attributable to the growth of the installed base of customers and the increasing complexity of user requirements, which resulted in an increase in consulting service revenues.

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

       Cost of software license revenues increased 166.2%, from $311,000 for the year ended December 31, 1996 to $828,000 for the year ended December 31, 1997. Cost of software license revenues as a percentage of software license revenues was 6.0% for each of the years ended December 31, 1997 and 1996. The increase in cost of revenues in dollar amount was primarily due to an increase in third-party software products distributed by the Company, as well as costs associated with increased sales volume.

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

       Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 57.1%, from $5.0 million for the year ended December 31, 1996 to $7.8 million for the year ended December 31, 1997. The increase in dollar amount was primarily attributable to increased staffing in the direct sales force and sales and marketing organizations (approximately $1,841,000 in compensation-related expenses, including an increase in commission expense due to increased revenue from software license fees and $463,000 in travel-related expenses) and to an increase in the advertising-related expenses ($476,000). Sales and marketing expenses as a percentage of total revenues decreased from 59.6% for the year ended December 31, 1996 to 36.2% for the year ended December 31, 1997 due to an increasing revenue base. The Company is in the process of expanding its distribution channels, both domestically and internationally and, accordingly, sales and marketing expenses are expected to increase in dollar amount in the future.

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

       General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts and outside professional fees. General and administrative expenses decreased 5.6%, from $2.5 million for the year ended December 31, 1996 to $2.3 million for the year ended December 31, 1997. General and administrative expenses as a percentage of total revenues decreased from 29.4% for the year ended December 31, 1996 to 10.7% for the year ended December 31, 1997, due to an increasing revenue base. The decrease in general and administrative expenses was primarily due to a nonrecurring charge of $492,000 in executive compensation in the second quarter of 1996 attributable to stock options granted at less than market value and a decrease in provisions for doubtful accounts in 1997 ($165,000), partially offset by increased compensation-related costs ($287,000) and increased outside professional fees ($132,000). The Company expects general and administrative expenses to increase in dollar amount in future periods due to the Company's growth as well as the additional expense of being a public company.

       Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the years ended December 31, 1997 or 1996 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently has approximately $18.0 million of net operating loss carryforwards, which expire at various times through the year 2012, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of an ownership change. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at December 31, 1997 were $8.3 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 1997 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, the Company has primarily financed its operations through private placements of its stock to private investors, issuances of convertible promissory notes and loans, equipment financing and traditional borrowing arrangements, and in December 1997, an initial public offering of its Common Stock, resulting in net proceeds to the Company of approximately $22.2 million.

       As of December 31, 1998, the Company had cash and cash equivalents of $7.9 million, a decrease of $16.7 million from December 31, 1997, the Company also had $3.0 million in short-term marketable securities at December 31, 1998. The Company's working capital at December 31, 1998 was $12.6 million, compared to $26.7 million at December 31, 1997. As of March 29, 1999 the Company had cash and cash equivalents of $8.0 million and no short-term marketable securities.

       The Company's operating activities resulted in net cash outflow of $11.0 million, $5.0 million and $6.2 million for the years ended December 31, 1998, 1997 and 1996, respectively, principally from net operating losses and increased accounts receivable, consistent with the growth in revenues. Investing activities, consisting of capital expenditures (primarily computer equipment) and the Dodge acquisition, resulted in net cash outflow of $1.7 million, $559,000 and $425,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the Company had no material commitments for capital expenditures. The Company's financing activities resulted in a net cash outflow for the year ended December 31, 1998 of $4.1 million and generated net cash of $26.9 million and $9.9 million for the years ended December 31, 1997 and 1996, respectively. The 1998 cash outflow was primarily the result of the purchase of marketable securities, and treasury shares, payments for capital leases and the repayment of a debt acquired in the acquisition of Dodge.

       The Company's Board of Directors has adopted a share repurchase program authorizing the Company to purchase up to 1.0 million shares of its common stock on the open market. As of March 29, 1999 the Company has purchased 135,000 common shares at a total cost of $463,000.

       The Company had a working capital revolving line of credit with a bank, which was secured by the Company's accounts receivable. The amount available under this facility is limited to the lesser of 80% of the Company's eligible accounts receivable, or $5.0 million. The facility will expire on May 17, 1999, unless renewed. The Company is currently in negotiations with the bank, and the Company expects that it will be successful in renewing the facility. At March 29, 1999, the Company had $2.0 million outstanding under this line of credit.

       The Company believes that cash and cash equivalents, cash generated internally by operations, will be sufficient to meet the Company's working capital requirements for at least the next twelve months.

RESTRUCTURING

In the first quarter of 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives. These actions were essentially completed on February 26, 1999 and primarily involved involuntary terminations of selected personnel. Severance packages were granted to 66 employees. This reduction in headcount also led to the Company having excess leased facility space. As a result of these actions, the Company expects to record a charge to operations during the first quarter of 1999 of approximately $1.9 million, consisting of $1.7 million related to anticipated severance costs, of which $1.4 million will be payable in installments for up to two years, and $200,000 related to costs of idle facility space. These actions reduce the Company's operating expense levels by approximately 30%. The Company believes that these actions will result in sustainable cost savings, primarily through the elimination of redundant functions in the product development organization, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

       Limited Operating History; Accumulated Deficit; Net Losses. The Company began operations in 1991 and released its first products in 1993. Most of the Company's revenues to date have been attributable to the licensing of its financial accounting software products and the provision of related consulting, training and software installation services. The Company's FlexiFinancials, FlexiInfoAccess and FlexiTools financial accounting products, which the Company anticipates will provide the principal source of new license revenues for the foreseeable future, have a limited history of customer acceptance and use. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified management and other employees, continue to upgrade its technologies and commercialize products and services that incorporate such technologies and achieve market acceptance for its products and services. There can be no assurance that the Company will be successful in addressing such risks. The Company had an accumulated deficit of $34.6 million at December 31, 1998 and incurred net losses of $12.1 million and $2.6 million during 1998 and 1997, respectively. To date, the Company has only been profitable during the last two quarters of 1997, and the first two quarters of 1998, excluding the one-time charge for in-process research and development in the second quarter of 1998, and there can be no assurance that the Company will regain its profitability on a quarterly basis. As of December 31, 1998, management of the Company evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which consist principally of net operating loss carryforwards. Management has considered the history of losses and concluded that, as of December 31, 1998, it is more likely than not that the Company will not generate sufficient taxable income prior to the expiration of the net operating losses in 2012. Accordingly, the Company has recorded a full valuation allowance for its deferred tax assets at December 31, 1998.

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

       The Company has experienced, and may experience in the future, significant seasonality in its business, and the Company's financial condition or results of operations may be affected by such trends in the future. In past years, the Company had greater demand for its products in its fourth quarter and has experienced lower revenues in its succeeding first quarter. These fluctuations were caused primarily by the Company's quota-based compensation arrangements, typical of those used in software companies, and year-end budgetary pressures on the Company's customers. In the second half of 1998, the Company experienced a general slow down of business due primarily to delays in potential customers' buying decisions, as they began to prepare for the new millennium. The Company believes that 1998's seasonal trends may continue in 1999, as buying patterns and decisions change given the impact of Y2K, and its effects on customers' ability to make commitments to new software products with limited internal resources focused on Y2K issues.

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

The Company faces significant challenges in managing growth. The Company recently experienced a period of rapid growth that continues to place a significant strain on its management and other resources. Total revenues increased from $4.7 million in 1995 to $8.3 million in 1996 to $21.6 million in 1997 and $30.2 million in 1998. This growth has placed, and is expected to continue to place, a significant strain on the Company's management and operations. In addition, all but one member of the Company's senior management team have been with the Company for less than a year, senior management has had limited experience in managing publicly traded companies and more than half of the Company's sales and marketing professionals have been with the Company for less than a year. If the Company's management is unable to manage complexity and growth effectively, the quality of the Company's products and its business, financial condition and results of operations could be materially adversely affected.

       Dependence on Key Personnel. The Company's performance depends substantially on the performance of its executive officers and key employees, including the Company's sales force and software professionals, particularly project managers, software engineers and other senior technical personnel. The Company is dependent on its ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team. The Company does not have employment contracts with any of its key personnel. The loss of the services of any of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains a key person insurance policy on Stefan R. Bothe.

       Lengthy Sales Cycle. The Company's software is often used for business-critical purposes, and its implementation involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available software and require the Company to expend substantial time, effort and money educating potential customers about the value of the Company's solutions. Sales of the Company's software products required an extensive education and marketing effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor a competing vendor or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between three and nine months. Due to the length of the sales cycle for its software products, including delays in implementing the Company's software across several functional and geographic areas of an organization, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company's business, financial condition or results of operations.

       Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its FlexiFinancials, FlexiInfoAccess and FlexiTools financial accounting products and the provision of consulting, training and software installation services in connection therewith. The Company currently expects that the licensing of its financial accounting software, and the provision of related services, will account for a substantial portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend, in significant part, on the continued market acceptance of the Company's existing products and the successful development, introduction and customer acceptance of new and enhanced versions of its software products and services. There can be no assurance that the Company will be successful in developing and marketing its financial accounting products.

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

       Concentration of Customers. Historically, a limited number of customers have accounted for a significant percentage of the Company's revenues in each year. During the years ended December 31, 1998, 1997 and 1996, two customers, two customers and one customer, respectively, each represented 10% or more of the Company's total revenues (or an aggregate of 29.8%, 40.2% and 12.3% of total revenues, respectively). Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. The failure of the Company to enter into a sufficient number of licensing agreements during a particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

       Competition. The market for the Company's products and services is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. In recent quarters, the Company has been observing increasingly aggressive pricing practices and/or unusual terms and conditions offered to customers by its competitors, and increasing competition in the middle market from competitors which previously focused principally on larger corporations. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and its partners and distributors. In addition, the Company's partners may develop or offer products and services that compete with the Company's products and services. There can be no assurance that the Company's partners will not give higher priority to the sales of these or other competitive products and services. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

       Potential for Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. The sale and support of products by the Company and its partners may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. The Company maintains general liability insurance coverage, including coverage for errors or omissions. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any product liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations.

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

       Risks Associated with Third-Party Channels. The Company addresses certain vertical and geographic markets through its partners. The Company relies on its third-party channels to provide sales and marketing presence and name recognition, as well as the resources necessary to offer industry-specific financial accounting solutions. Although the Company expects to dedicate significant resources to develop its partners, there can be no assurance that the Company will be able to attract and retain qualified firms in its targeted vertical markets. The failure of the Company to maintain its current third-party channels or find other third-party channels, the Company's inability to adequately support such channels, the development of competitive products and services by the Company's third-party channels or the entry by such firms into alliances with competitors of the Company would substantially limit the Company's ability to provide its products and services and, accordingly, have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has attempted to seek partners in distinct vertical markets and distributors in distinct geographic markets, and to manage them in a manner to avoid potential channel conflicts, there can be no assurance that channel conflicts may not develop. Any such conflicts may adversely affect the Company's relationship with third-party channels or adversely affect its ability to develop new channels.

       Risks Associated with International Operations. The Company's international sales represented approximately 24.5%, 16.9% and 15.2% of total revenues during 1998, 1997 and 1996, respectively. The Company's international presence increased by virtue of its acquisition of Dodge. As a result of the acquisition the Company now has an office in London and distributors in Hong Kong and Japan. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products and services. The Company's international sales are generally denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.

       Risks Associated with Dataworks Accounts Receivable. On December 31, 1998, Platinum Software, Inc. a competitor of Flexi, acquired Dataworks, a Flexi FIP. Under the terms of Flexi's contract with Dataworks, the FIP relationship terminated as a result of the acquisition and $800,000 in guaranteed royalty payments, which had been previously been recognized as revenue, was no longer due to Flexi and was written off. In addition, remaining guaranteed royalty payments of $950,000 became due under the contract terms. Also due is $83,000 for services performed by Flexi under the contract. The company continues to vigorously pursue the collection of all amounts owed and believes that the contract provisions governing payments of these remaining amounts are clear and that, despite the termination of the FIP relationship, the amounts will be realized, but there can be no assurance that such will be the case.

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

       The Year 2000 issue is relevant to four areas of the Company's business:
(1) the Company's accounting software products, (2) the Company's internal computer systems and (3) the computer systems of significant suppliers or customers of the Company. Each such area is addressed below.

       1. THE COMPANY'S PRODUCTS. From its inception, the Company's products have been designed and tested all of its products to be Year 2000 compliant. Accordingly, the Company does not intend to adopt a formal Year 2000 compliance program for its products, other than to maintain its policy of designing all new products, and any updates of its existing products, to be Year 2000 compliant.

       2. INTERNAL SYSTEMS. The Company's internal computer programs and operating systems relate to virtually all segments of the Company's business, including merchandising, customer database management, marketing, order processing, order fulfillment, contract management, customer service and financial reporting. These programs and systems consist primarily of:

       - Application Systems. These systems automate and manage business functions such as accounting and financial reporting.

       - Personal Computers and Local Area Networks. These systems are used for word processing, document management and other similar administrative functions.

       - Telecommunications Systems. These systems provide telephone, voicemail, e-mail, Internet and intranet connectivity, and enable the Company to manage overall internal and external communications.

       All of the Company's Application systems that relate to accounting and financial functions consist of the Company's own products, which have been designed and tested to be Year 2000 compliant. All other internal systems consist of widely available office applications and application suites for word-processing, voicemail and other office-related functions. The Company maintains current versions of all such applications and all are, or are expect to be, Year 2000 compliant. Accordingly, the Company does not intend to adopt a formal Year 2000 compliance program for its internal systems.

       3. THIRD-PARTY SYSTEMS. The computer programs and operating systems used by entities with whom the Company has commercial relationships pose potential problems relating to the Year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems. The Company believes that the programs and operating systems used by entities with whom it has commercial relationships generally fall into two categories:

       - First, the Company relies upon programs and systems used by providers of basic services necessary to enable the Company to reach, communicate and transact business with its suppliers and customers. Examples of such providers include the United States Postal Service, UPS, telephone companies, other utility companies and banks. Services provided by such entities affect almost all facets of the Company's operations. However, these third-party dependencies are not specific to the Company's business, and disruptions in their availability would likely have a negative impact on most enterprises within the software industry and on many enterprises outside the software industry. The Company believes that all of the most reasonably likely worst-case scenarios involving disruptions to its operations stemming from the Year 2000 issue relate to programs and systems in this first category.

       - Second, the Company relies upon third parties for certain software code or programs that are embedded in, or work with, its products. The Company believes that the functionality of its products would not be materially diminished by a failure of such third-party software to be Year 2000 compliant. Nonetheless, the Company expects, as part of its plan for assessing third-party programs and systems, to solicit assurances of Year 2000 compliance from each provider of significant in-licensed software.

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

       The Company has requested verification from the vendors of its third-party systems that these systems are Year 2000 compliant. Thus far the Company has received responses from most of these vendors questioned. To date the Company has not found any serious Year 2000 issues with these systems. If any issues arise the Company intends to resolve any material risks and uncertainties that are identified by communicating further with the relevant vendors and providers, by working internally to identify alternative sourcing and by formulating contingency plans to deal with such material risks and uncertainties. To date, however, the Company has not formulated such a contingency plan. The Company expects the resolution of such material risks and uncertainties to be an ongoing process until all year 2000 problems are satisfactorily resolved. The Company does not currently anticipate that the total cost of any Year 2000 remediation efforts that may be needed will be material.

EUROPEAN MONETARY UNION ("EMU")

       The Company's internal business information systems are comprised of the same commercial application software products generally offered for license by the Company to end user customers. The Company's latest software release contains EMU functionality that allows for dual currency reporting and information management. The Company is not aware of any material operational issues or costs associated with preparing internal systems for the EMU. However, the Company utilizes other third party software products that may or may not be EMU compliant. Although the Company is currently taking steps to address the impact, if any, of EMU compliance for such third party products, failure of any critical technology components to operate properly post EMU may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Market risk refers to the potential effects of unfavorable changes in certain prices and rates on Company's financial results and conditions, primarily foreign currency exchange rates and interest rates on marketable securities. The Registrant does not utilize derivative instruments in managing its exposure to such changes. The Registrant does not believe that near-term changes in foreign currency exchange rates or interest rates will have a material effect on its future earnings, fair values or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Index to Financial Statements and the accompanying financial statements, notes and schedules which are filed as part of this 10-K following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

       Certain information required by Part III is omitted from this report because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information concerning the Company's officers required by this Item is included in the section in Part I hereof entitled "Executive Officers of the Registrant." The information concerning the Company's directors required by this
Item is included in the Company's Proxy Statement under the heading "Election of Directors."

Information concerning compliance by the Company's officers, directors and 10% stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

       The information required by this item is included in the Company's Proxy Statement under the headings "Directors' Compensation," "Executive Compensation," "Compensation Interlocks and Insider Participation" and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is included in the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       As a result of the June 24, 1998 acquisition of Dodge, Mr. Alan Hambrook, President of International Operations, was granted options to purchase 25,000 shares of common stock of the Company's at $0.01 each. In connection with these option grants, the Company loaned Mr. Hambrook $180,000, secured by a pledge of the options as collateral. As of December 31, 1998, no amounts were repaid with respect to the above loan. The loan is included within the prepaid expenses and other current assets section of the Company's Consolidated Balance Sheet (see financial statements attached). Subsequently, Mr. Hambrook resigned his position in February 1999. As a result of his resignation, Mr. Hambrook surrendered his options and pursuant to his loan agreement the loan was forgiven.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

       (a)   The following documents are filed as part of this Report:

             1. FINANCIAL STATEMENTS. The financial statements listed in the
                Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

             2. FINANCIAL STATEMENT SCHEDULE. Valuation and Qualifying Accounts.

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

                                              FLEXIINTERNATIONAL SOFTWARE, INC.


                                              By: /s/ Stefan R. Bothe
                                                  -----------------------------


       Date: March 19, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                          DATE
---------                               -----                          ----

/s/ Stefan R. Bothe        Chairman of the Board, President       March 19, 1999
-------------------------  and Chief Executive Officer
Stefan R. Bothe            (Principal Executive Officer)


/s/ David P. Sommers       Chief Financial Officer (Principal     March 19, 1999
-------------------------  Financial and Accounting Officer)
David P. Sommers


/s/ Jennifer V. Cheng      Director                               March 19, 1999
-------------------------
Jennifer V. Cheng


/s/ John B. Landry         Director                               March 19, 1999
-------------------------
John B. Landry


/s/ David Tory             Director                               March 19, 1999
-------------------------
A. David Tory


/s/ Brian P. Friedman      Director                               March 19, 1999
-------------------------
Brian P. Friedman


/s/ Thomas C. Theobald     Director                               March 19, 1999
-------------------------
Thomas C. Theobald


                        FLEXIINTERNATIONAL SOFTWARE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

Report of Independent Accountants                                     F-2

Consolidated Balance Sheet as of December 31, 1998 and 1997           F-3

Consolidated Statement of Operations for the years ended
 December 31, 1998, 1997 and 1996                                     F-4

Consolidated Statement of Stockholders' Equity (Deficit)
 for the years ended December 31, 1998, 1997 and 1996                 F-5

Consolidated Statement of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996                                     F-6

Notes to Consolidated Financial Statements                        F-7 - F-18

                        REPORT OF INDEPENDENT ACCOUNTANTS





 To the Board of Directors and Stockholders of FlexiInternational Software, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of FlexiInternational Software, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP
Stamford, Connecticut
January 26, 1999, except as
to Note 13 which is as of
February 26, 1999

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                      December 31,
                                                                                  --------------------
                                                                                    1998        1997
                                                                                  --------    --------
    ASSETS
Current assets:
 Cash and cash equivalents                                                        $  7,876    $ 24,622
 Marketable securities                                                               3,000           -
 Accounts receivable, net of allowance for doubtful
  accounts of $812 and $672, respectively                                           13,051       8,571
 Prepaid expenses and other current assets                                             999       1,143
                                                                                  --------    --------
         Total current assets                                                       24,926      34,336

Property and equipment at cost, net of accumulated depreciation
 and amortization of $3,121 and $1,392, respectively                                 2,732       1,222
Acquired software, net of accumulated amortization of $216 and $0, respectively      1,944           -
Goodwill, net of accumulated amortization of $566 and $0, respectively               5,101           -
Other assets, net of accumulated amortization of $217 and $197, respectively           218         112
                                                                                  --------    --------
         Total assets                                                             $ 34,921    $ 35,670
                                                                                  ========    ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                 $  3,199    $  1,489
 Accrued commissions                                                                   725       1,209
 Accrued expenses                                                                    3,483       1,711
 Current portion of capital lease obligations                                          586         206
 Deferred revenues                                                                   4,341       3,045
                                                                                  --------    --------
         Total current liabilities                                                  12,334       7,660

Long-term portion of capital lease obligations                                         878         304
                                                                                  --------    --------
         Total liabilities                                                          13,212       7,964
                                                                                  --------    --------

Commitments and contingencies (Note 12)                                                  -           -

Stockholders' equity:
 Common stock; $.01 par value; 50,000,000 shares authorized;
  issued shares - 17,383,133 and 16,492,008, respectively and
  outstanding shares - 17,293,622 and 16,492,008, respectively                         174         165
 Additional paid-in capital                                                         56,308      49,749
 Accumulated deficit                                                               (34,561)    (22,208)
 Currency translation adjustment                                                         2           -
 Common stock in treasury at cost - 89,511 and 0 shares, respectively                 (214)          -
                                                                                  --------    --------
         Total stockholders' equity                                                 21,709      27,706
                                                                                  --------    --------
         Total liabilities and stockholders' equity                               $ 34,921    $ 35,670
                                                                                  ========    ========


          See accompanying notes to consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                    Year Ended December 31,
                                                -------------------------------
                                                  1998       1997        1996
                                                --------    -------     -------
Revenues:
 Software license                               $ 16,113    $13,901     $ 5,205
 Service and maintenance                          14,078      7,723       3,142
                                                --------    -------     -------
        Total revenues                            30,191     21,624       8,347

Cost of revenues:
 Software license                                  1,757        828         311
 Service and maintenance                          10,584      5,450       2,181
                                                --------    -------     -------
        Total cost of revenues                    12,341      6,278       2,492

Operating expenses:
 Sales and marketing                              11,233      7,820       4,978
 Product development                              10,752      7,880       5,733
 General and administrative                        6,991      2,316       2,453
 Acquired in-process research and development      1,890          -           -
                                                --------    -------     -------
        Total operating expenses                  30,866     18,016      13,164
                                                --------    -------     -------

Operating loss                                   (13,016)    (2,670)     (7,309)

Net interest income (expense)                        880         27        (138)
                                                --------    -------     -------

Loss before provision for income taxes           (12,136)    (2,643)     (7,447)

Provision for income taxes                             -          -           -
                                                --------    -------     -------

Net loss                                        $(12,136)   $(2,643)    $(7,447)
                                                ========    =======     =======

Net loss per share:
 Basic                                          $  (0.72)   $ (0.42)    $ (1.91)
                                                ========    =======     =======
 Diluted                                        $  (0.72)   $ (0.42)    $ (1.91)
                                                ========    =======     =======

Weighted average shares:
 Basic                                            16,938      6,332       3,891
 Diluted                                          16,938      6,332       3,891


          See accompanying notes to consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                       Common Stock    Additional                 Currency                 Total
                                    -----------------   Paid-in    Accumulated  Translation Treasury    Stockholders'  Comprehensive
                                      Shares   Amount   Capital      Deficit     Adjustment   Stock   Equity (Deficit)    Income
                                    ---------- ------  ----------  -----------  ----------- --------  ---------------- -------------

Balance at January 1, 1996           3,774,522  $ 38    $ 1,559     $(12,118)      $   -      $   -       $(10,521)
 Issuance of common stock              885,000     9      3,531            -           -          -          3,540
 Compensation expense related to
  stock options granted and vested           -     -        492            -           -          -            492
  Exercise of stock options             84,622     1        112            -           -          -            113
  Net loss                                   -     -          -       (7,447)          -          -         (7,447)      $ (7,447)
                                                                                                                         --------
Comprehensive Income                         -     -          -            -           -          -              -       $ (7,447)
                                    ----------  ----    -------     --------        ----      -----       --------       ========

Balance at December 31, 1996         4,744,144    48      5,694      (19,565)          -          -        (13,823)
 Issuance of common stock, net of
  stock issue costs                  3,324,998    33     26,484            -           -          -         26,517
 Conversion of preferred shares
  to common stock                    7,861,350    79     15,433            -           -          -         15,512
 Issuance of common stock to vendor     47,938     -        289            -           -          -            289
 Exchange of debt for common stock     275,003     3      1,097            -           -          -          1,100
 Exercise of stock options and
  warrants                             238,575     2        752            -           -          -            754
 Net loss                                    -     -          -       (2,643)          -          -         (2,643)      $ (2,643)
                                                                                                                         --------
Comprehensive Income                         -     -          -            -           -          -              -       $ (2,643)
                                    ----------  ----    -------     --------        ----      -----       --------       ========

Balance at December 31, 1997        16,492,008   165     49,749      (22,208)          -          -         27,706
 Stock issued in conjunction
  with the acquisition of
  The Dodge Group                      863,500     9      6,512            -           -          -          6,521
 Treasury stock acquired                     -     -          -            -           -       (463)          (463)
 Shares issued for ESPP                      -     -          -          (13)          -         45             32
 Exercise of stock options              27,625    47       (204)           -         204         47
 Net loss                                    -     -          -      (12,136)          -          -        (12,136)      $(12,136)
 Currency translation adjustment             -     -          -            -           2          -              2              2
                                                                                                          --------       --------
Comprehensive Income                         -     -          -            -           -          -              -       $(12,134)
                                    ----------  ----    -------     --------        ----      -----       --------       ========

Balance at December 31, 1998        17,383,133  $174    $56,308     $(34,561)       $  2      $(214)      $ 21,709
                                    ==========  ====    =======     ========        ====      =====       ========


          See accompanying notes to consolidated financial statements.

                       FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                            Year Ended December 31,
                                                                       -------------------------------
                                                                         1998        1997        1996
                                                                       --------    -------     -------

Cash flows from operating activities:
Net loss                                                               $(12,136)   $(2,643)    $(7,447)
Non-cash items included in net loss:
 Depreciation and amortization                                            2,018        572         466
 Acquired in-process research and development                             1,890          -           -
 Provision for doubtful accounts                                          2,250        500         665
 Conversion of accrued interest to preferred stock                            -          -          59
 Expense related to stock options                                             -        141         640
Change in operating accounts:
 Accounts receivable                                                     (5,947)    (5,950)     (2,097)
 Prepaid expenses and other assets                                          (19)      (548)       (117)
 Accounts payable and accrued expenses                                      704      1,837         738
 Deferred revenue                                                           212      1,110         877
                                                                       --------    -------     -------
Net cash used in operating activities                                   (11,028)    (4,981)     (6,216)

Cash flows from investing activities:
 Acquisition of subsidiary, less cash acquired                             (774)         -           -
 Proceeds from sales of property and equipment                               33          -           -
 Purchases of property and equipment                                       (921)      (559)       (425)
                                                                       --------    -------     -------
Net cash used in investing activities                                    (1,662)      (559)       (425)

Cash flows from financing activities:
 Purchases of marketable securities                                      (6,448)         -           -
 Sales of marketable securities                                           3,448          -           -
 Proceeds from sales of preferred stock                                       -          -       5,000
 Proceeds from sales of common stock, net of stock issue costs                -     26,517       3,540
 Proceeds from exercise of stock options and warrants                        47        754         113
 Proceeds from convertible loan and promissory notes                          -          -       2,000
 Repayments of line of credit                                            (1,450)         -        (453)
 Proceeds from line of credit                                             1,450          -           -
 Repayments of convertible note payable                                       -       (106)        (45)
 Repayments of debt                                                        (392)         -           -
 Proceeds from employee stock purchase plan                                  32          -           -
 Purchase of treasury stock                                                (463)         -           -
 Payments of capital lease obligations                                     (278)      (276)       (256)
                                                                       --------    -------     -------
Net cash (used in) provided by financing activities                      (4,054)    26,889       9,899

Effect of exchange rate changes on cash                                      (2)         -           -
                                                                       --------    -------     -------

(Decrease) increase in cash and cash equivalents                        (16,746)    21,349       3,258
                                                                       --------    -------     -------
Cash and cash equivalents at beginning of period                         24,622      3,273          15
                                                                       --------    -------     -------
Cash and cash equivalents at end of period                             $  7,876    $24,622     $ 3,273
                                                                       ========    =======     =======

Supplemental disclosures:
 Interest paid in cash                                                 $    108    $   139     $   197
 Assets acquired through capital lease obligations                     $  1,232    $   503           -
 Exchange of loan and accrued interest for preferred stock                    -          -     $ 3,059
 Exchange of loan for common stock                                            -    $ 1,100           -
 Shares issued in connection with the acquisition of The Dodge Group   $  6,521          -           -


          See accompanying notes to consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



NOTE 1 - THE COMPANY:

FlexiInternational Software, Inc. (the "Company") began operations in 1991. The Company designs, develops, markets and supports the Flexi Financial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse (FlexiFDW), FlexiInfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its wholly owned subsidiaries since its acquisition of The Dodge Group ("Dodge") in June 1998 (See Note 4). Intercompany profits, transactions and balances have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSLATION:
In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average exchange rate for the year. Resulting unrealized translation adjustments are included in shareholders' equity.

Gains and losses on foreign currency exchange transactions are reflected in the Statement of Operations. Net transaction losses charged to income for the years ended December 31, 1998, 1997 and 1996 were $21, $0 and $0, respectively.

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

MARKETABLE SECURITIES:
Marketable securities consist of U.S. Government obligations, and all are interest-bearing having original maturities of between three months and one year.

CONCENTRATION OF CREDIT RISK:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customers in the event of non-performance. One customer, two customers and two customers, respectively, each represented 10% or more of the Company's total revenues, or an aggregate of 29.8%, 40.2% and 12.3% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. One customer represented approximately 25.4% and 18.7% of the Company's net accounts receivable at December 31, 1998 and 1997, respectively.

PREPAID EXPENSES AND OTHER ASSETS:
Prepaid expenses and other assets consist primarily of prepaid expenses, deferred commissions and other assets. Certain other assets are being amortized over periods not exceeding five years. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $220, $85 and $71, respectively.

PROPERTY AND EQUIPMENT:
Property and equipment is composed of furniture and equipment and is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using an accelerated method over the estimated useful lives of the assets ranging from three to seven years. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1,016, $487 and $395, respectively, and includes amortization of assets recorded under capital lease obligations.

GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill and other intangible assets are stated on the basis of cost and amortized on a straight-line basis, over the estimated future periods to be benefited (5 years). Goodwill and other intangible assets are periodically reviewed for impairment based upon anticipated cash flows generated from such underlying assets. Accumulated amortization was $782 and $0 on December 31, 1998 and 1997, respectively.

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

COMPREHENSIVE INCOME:
The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), for the year ended December 31, 1998, and has restated prior comparative years to report comprehensive income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:
In December 1998, the AICPA issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions", to be effective for fiscal years beginning after March 15, 1999. SOP 98-9 amends SOP 97-2 and the definitions of what constitutes vendor specific objective evidence of fair value, as defined in SOP 97-2. Management believes that the adoption of SOP 98-9 will not have a material impact on the Financial Statements.

USE OF ESTIMATES:
The accompanying financial statements reflect estimates and assumptions made in the application of generally accepted accounting principles. Actual results may vary from those estimates.

GEOGRAPHIC INFORMATION:
Geographic information for the Company, for the years ended December 31, 1998, 1997 and 1996 is summarized in the table below. The Company's international revenues were derived primarily from the United Kingdom, Sweden and South America for the year ended December 31, 1998, 1997 and 1996, respectively, and the Company's international long lived assets at December 31, 1998 resided primarily in the United Kingdom.

REVENUES:
                         1998        1997      1996
                       -------     -------    ------
United States          $22,802     $17,970    $7,078
International          $ 7,389      $3,654    $1,269


LONG LIVED ASSETS:
                         1998        1997      1996
                       -------     -------    ------
United States          $ 9,459     $ 1,222    $  647
International          $   318           -         -


NOTE 3 - INCOME TAXES:

Significant components of the Company's deferred tax asset at December 31, 1998 and 1997 are as follows:

                                                  December 31,
                                             --------------------
                                               1998         1997
                                             --------     -------
       Net operating loss carryforwards      $ 14,669     $ 7,195
       Other                                      838       1,101
                                             --------     -------
           Subtotal                            15,507       8,296
       Valuation allowance                    (15,507)     (8,296)
                                             --------     -------
       Net deferred tax asset                $      -     $     -
                                             ========     =======

No provision or benefit for federal, state or foreign income taxes has been made for the years ended December 31, 1998, 1997 and 1996 given the Company's loss position. At December 31, 1998, the Company had U.S. and foreign net operating loss carryforwards of approximately $31,000 and $7,300, respectively, which expire through the year 2018. The deferred tax assets at December 31, 1998 and 1997 have been fully reserved due to the uncertainty of their realization, primarily attributed to the Company's historical losses.

For tax purposes, there is an annual limitation on the utilization of the U.S. net operating loss carryforwards resulting from an ownership change as defined by Internal Revenue Code Section 382. Due to this annual limitation, a portion of the U.S. net operating loss carryforwards will expire prior to when otherwise utilizable.

NOTE 4 - ACQUISITION:

On June 24, 1998, the Company completed the acquisition of The Dodge Group, Inc. ("Dodge"), a software developer that specializes in financial data warehouse solutions. Under the terms of the acquisition, the Company issued an aggregate of 863,500 shares of its common stock and $754 in cash in exchange for all outstanding shares of Dodge stock and payment in full of principal and interest on promissory notes of Dodge held by certain former stockholders of Dodge. In addition, the Company granted options to employees of Dodge, under its 1997 Stock Incentive Plan to purchase an aggregate of 168,000 shares of common stock. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Dodge's operations are included in the Company's condensed consolidated financial statements from the date of acquisition.

A summary of the purchase price for the acquisition is as follows:

       Stock and stock options                                  $ 6,521
       Payment of convertible notes payable                         754
       Acquisition costs                                            281
                                                                -------
                                                                $ 7,556
                                                                =======

A summary of the allocation of the purchase price is as follows:

       Acquired in-process research and development             $ 1,890
       Acquired software                                          2,160
       Goodwill                                                   5,667
       Liabilities assumed                                       (2,161)
                                                                -------
                                                                $ 7,556
                                                                =======

Acquired in-process research and development represents the fair value of technologies acquired for use in the Company's own development efforts. The Company determined the amount of the purchase price to be allocated to in-process research and development and acquired software, based upon the methodology that focused on the after tax cash flows attributable to the in-process research and development combined with the consideration of the stage of completion of the individual in-process research and development project at the date of acquisition. The in-process research and development was expensed upon acquisition, as it was determined that technological feasibility of in-process products had not been established and no alternative future uses existed. The excess of the purchase price over the net assets acquired and the in-process research and development is being amortized on a straight-line basis over five years.

Acquired software represents the fair value of applications and technologies existing at the date of acquisition. The resulting value is being amortized using the straight-line method over its estimated life of five years, and is subject to periodic impairment tests in accordance with established policies.

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and is amortized using the straight-line method over its estimated life of five years.

The acquisition of Dodge was a tax free reorganization under the Internal Revenue Code ("IRC"). Therefore, the charge for in-process research and development is not deductible for income tax purposes. The Company acquired a net operating loss carryforward of approximately $29 million, which expires no later than 2009. Under the provisions of the IRC, the amount of these net operating loss carryforwards available annually to offset future taxable income is significantly limited. No value has been attributed to these net operating losses in the purchase price allocation due to these limitations.

In connection with the acquisition, approximately 86,350 shares of common stock issued were placed in escrow as security for obligations made by former stockholders of Dodge.

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1997, for all periods presented, and excludes the one-time in-process research and development charge of $1,890 for the periods presented:

                                             1998          1997
                                          ---------      --------
                                                (unaudited)
Revenue                                   $ 34,637       $30,342
Net loss                                  $(13,079)      $(7,034)
Net loss per diluted common share         $  (0.73)      $ (0.98)
Shares used in computation                  17,802         7,196

NOTE 5 - BORROWINGS:

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

ACCOUNTS RECEIVABLE LINE OF CREDIT:
In April 1997, the Company entered into a revolving credit agreement with a financial institution. The agreement, as modified, allows the Company to borrow up to $5,000, with maximum borrowings not to exceed 80% of eligible receivables as defined by the agreement. Interest on borrowings is set at the lender's prime rate. Among other provisions, the Company is required to maintain certain financial covenants. Due to the Company's losses in the third and fourth quarters of 1998, the Company was not in compliance with these covenants at December 31, 1998. As no borrowings were outstanding at December 31, 1998, this event of default, did not impact the consolidated financial statements. In addition, payment of cash dividends is prohibited without the lender's consent. The financial institution has waived these events of default and has agreed to extend the facility to May 17, 1999.

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


CONVERTIBLE PROMISSORY NOTES:
In February 1996, the Company issued convertible promissory notes payable totaling $900 to certain of its Series B preferred stockholders. The notes bore interest at a rate of 5.33% and were canceled in connection with the issuance of shares of Series C convertible preferred stock in May 1996 (Note 7).

In January 1996, the Company issued convertible promissory notes payable totaling $600 to certain of its Series B preferred stockholders. The notes bore interest at a rate of 5.33% and were converted into Series C convertible preferred stock in May 1996 (Note 7).

In October 1995, the Company issued a convertible promissory note payable totaling $1,500 to certain of its Series B preferred stockholders. The note bore interest at a rate of 5.33% and was converted into Series C convertible preferred stock in May 1996 (Note 7).

NOTE 6 - CAPITAL LEASE OBLIGATIONS:

Certain fixed asset acquisitions during the years ended December 31, 1998 and 1997, were financed through capital lease arrangements. Total property and equipment acquired under these capitalized leases, which consisted primarily of computer equipment, amounted to $1,795 and $1,363, at December 31, 1998 and 1997, respectively. Accumulated depreciation on these assets at December 31, 1998 and 1997 amounted to $775 and $571, respectively. The annual interest rates on such obligations range from 7.5% to 10.1%.

Approximate maturities of such capital lease obligations are as follows at December 31, 1998:

           1999                                                  $  713
           2000                                                     626
           2001                                                     300
                                                                 ------
           Total                                                  1,639
           Less amounts representing interest                       175

           Total capital lease obligations                        1,464

           Less amounts due within one year                         586
                                                                 ------

           Long-term portion capital lease obligations           $  878
                                                                 ======

NOTE 7 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

The Company had authorized 13,027,874 shares of preferred stock, $0.01 par value per share and had designated the following series, all of which have been converted to common stock effective with the initial public offering in December 1997:

SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
In February 1994, the Company sold 1,750,000 shares of Series A convertible preferred stock ("Series A Preferred Stock") to a private investor group for $1.16 per share and sold 862,069 shares for $1.16 per share in March 1994 to another private investor group. In addition, in July 1994, the board of directors approved the exchange by a stockholder of 107,137 shares of common stock for 172,414 shares of Series A preferred stock. Each share of Series A preferred stock was convertible at any time into .75 shares of common stock, as adjusted in the event of future dilution, and had full voting rights. The total number of Series A preferred shares authorized was 2,840,517, with a par value of $.01. In the event of involuntary liquidation or some other event as described in the Company's certificate of incorporation, a holder of such Series A preferred stock was entitled to receive up to $3.30 per share (for a total of $9,189). The right to receive dividends was noncumulative. Dividends were payable when and as declared by the Company's board of directors at the rate of $0.0812 per share per annum. The Series A preferred shares were mandatorily converted upon the closing of the Company's initial public offering of shares of common stock pursuant to an effective registration statement under the Securities Act of 1933.

SERIES B MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
In January 1995, the Company sold 2,007,645 shares of Series B convertible preferred stock ("Series B Preferred Stock") to a private investor group for $1.50 per share. In addition, in July 1995, the Company sold 125,000 shares of Series B preferred stock to a private investor group for $2.00 per share. In connection with the sale, the convertible promissory note issued in November 1994 totaling $1,010 and related accrued interest were converted into 680,355 shares of Series B convertible preferred stock and such note was canceled. Each share of Series B preferred stock is convertible at any time into .75 shares of common stock, as adjusted in the event of future dilution, and has full voting rights. The total number of Series B preferred shares authorized is 5,000,000 with a par value of $.01. In the event of involuntary liquidation or some other event as described in the Company's certificate of incorporation, a holder of such Series B preferred stock is entitled to receive up to $3.30 per share (for a total of $9,283). The right to receive dividends is noncumulative. Dividends are payable when and as declared by the Company's board of directors at the rate of $0.105 per share per annum. The Series B preferred shares were mandatorily converted upon the closing of the Company's initial public offering of shares of common stock pursuant to an effective registration statement under the Securities Act of 1933.

SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
In May 1996, the Company sold 3,030,303 shares of Series C convertible preferred stock ("Series C Preferred Stock") to a private investor group for $1.65 per share. In connection with the sale, the convertible promissory notes issued in October 1995, January 1996 and February 1996 totaling $3,000 and related accrued interest were converted into 1,854,024 shares of Series C preferred stock and such notes were canceled. Each share of Series C preferred stock is convertible at any time into .75 shares of common stock, as adjusted in the event of future dilution, and has full voting rights. The total number of Series C preferred shares authorized is 5,187,357 with a par value of $.01. In the event of involuntary liquidation or some other event as described in the Company's certificate of incorporation, a holder of such Series C preferred stock is entitled to receive up to $3.30 per share (for a total of $16,118). The right to receive dividends is noncumulative. Dividends are payable when and as declared by the Company's board of directors at the rate of $0.1155 per share per annum. The Series C preferred shares were mandatorily converted upon the closing of the Company's initial public offering of shares of common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended.

NOTE 8 - STOCKHOLDERS' EQUITY:

PREFERRED STOCK:
After the completion of an initial public offering of shares of common stock (described below), the Company filed a Restated Certificate of Incorporation which provides that its authorized capital stock will include 5,000,000 shares of preferred stock, $.01 par value.

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

COMMON STOCK:
In December 1997, the Company completed an initial public offering of shares its common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended. The Company sold 2,250,000 shares (and selling stockholders sold 1,200,000 shares) of common stock to the public. Net proceeds to the Company were $22,218, after underwriting discounts and commissions and deducting expenses of the offering aggregating $800.

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

In connection with the Company's 1995 financing arrangements, a warrant was issued for the purchase of 76,800 shares of Series B preferred stock for $1.50 per share. This warrant allows the holder to acquire 57,600 shares of common stock for $2.00 per share and the warrant expires in July 2005.

In connection with the Company's capital lease obligations in 1994, a warrant was issued for the purchase of 43,103 shares of Series A preferred stock for $1.16 per share. This warrant allows the holder to acquire 32,327 shares of common stock for $1.546 per share, and the warrant expires in June 2004.

All warrants issued by the Company were accounted for in accordance with APB Opinion No. 14.

NOTE 9 - EMPLOYEE STOCK PLANS:

EMPLOYEE STOCK PURCHASE PLAN:
The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the board of directors in September 1997 and was approved by the stockholders in October 1997. The Purchase Plan authorizes the issuance of up to a total of 300,000 shares of common stock to participating employees. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the average market price (as defined) per share of the common stock on either the first day or the last day of the offering period, whichever is lower. Under the Purchase Plan the Company issued 7,989 shares to participants during 1998.

OPTION EXCHANGE PROGRAM:
In November 1998, the Company's Board of Directors approved an option exchange program, which allowed certain employees to exchange their existing options for new options with a lower exercise price and a longer vesting period. Employee options with exercise prices ranging from $2.00 to $16.50, to purchase 512,160 shares of common stock were exchanged for 470,640 shares ranging in price from $1.88 to $2.44, which was at or above the fair market value at the time of the exchange. The tables below have been adjusted to reflect these reduced exercise prices, and the extension of the options' life.

STOCK OPTION PLANS:
The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the issuance of up to 1,362,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants and advisors. The board of directors has authority to determine awards and establish the exercise price. Such options vest over various periods up to five years and expire on various dates through 2007. No additional option grants will be made under the 1992 Plan.

Options to purchase 47,938 shares of common stock were granted to a vendor for services rendered in 1996 and 1997. Such options vested after six months, and were exercisable at $.01 per share. All of such options we exercised in 1997.

The Company's 1997 Stock Incentive Plan (the "Incentive Plan") was adopted by the board of directors in September 1997 and was approved by the stockholders in October 1997. The Incentive Plan is intended to replace the Company's 1992 Plan. Up to 1,875,000 shares of Common Stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Incentive Plan. Options may be granted at an exercise price which may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Officers, employees, directors, consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the Incentive Plan. During 1998, 1,446,090 options under the Incentive Plan were granted.

The Company's 1997 Director Stock Option Plan (the "Director Plan) was adopted by the board of directors in September 1997 and was approved by the stockholders in October 1997. Under the terms of the Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive nonstatutory options to purchase shares of Common Stock. A total of 150,000 shares of Common Stock may be issued upon exercise of options granted under the Director Plan. The exercise price per share, for shares granted initially, was equal to the initial public offering price ($11.00). The exercise price per share for all shares thereafter will be the closing price per share of Common Stock on the date of grant. All options granted under the Director Plan vest one year from the date of grant so long as the optionee remains a director of the Company. During 1998, 15,750 options under the Director Plan were granted.

The following table describes the Company's stock option activity under its all of its Option Plans:

                                                                    Weighted average
                                                        Number of    exercise price
                                                         options        per share
                                                       ----------   ----------------
                                                          (priced at date of grant)
Outstanding at January 1, 1996                            768,000        $1.24
  Granted                                                 425,144        $0.92
  Exercised                                               (84,622)       $1.33
  Canceled                                               (192,578)       $1.81
                                                       ----------

Outstanding at December 31, 1996                          915,944        $0.96
  Granted                                                 488,720        $4.89
  Exercised                                              (211,514)       $0.73
  Canceled                                               (296,250)       $1.93
                                                       ----------

Outstanding at December 31, 1997                          896,900        $2.92
  Granted                                               1,461,840        $3.91
  Exercised                                               (65,125)       $0.73
  Canceled                                             (1,009,552)       $6.01
                                                       ----------

Outstanding at December 31, 1998                        1,284,063        $1.73

Exercisable at December 31, 1996                          636,854        $0.52
Exercisable at December 31, 1997                          468,030        $0.43
Exercisable at December 31, 1998                          496,809        $1.03
Options available for grant at December 31, 1998        1,248,887            -

The following table summarizes information regarding stock options granted during 1996, 1997 and 1998 under the Company's Option Plans:

                                                          Weighted    Weighted
                                             Number of     average     average
                                              options     exercise      fair
                                              granted       price       value
                                             ---------    --------    --------
1996:
Options granted at less than market value      256,619      $0.01       $2.19
Options granted at market value                168,525      $2.09       $0.53

1997:
Options granted at less than market value      144,194      $1.24       $3.04
Options granted at market value                344,526      $6.52       $2.03

1998:
Options granted at less than market value       50,000      $0.01       $6.87
Options granted at market value              1,248,940      $4.26       $3.93
Options granted above market value             162,900      $2.44       $0.22

The following table summarizes information regarding stock options outstanding at December 31, 1998 under all of the Company's Option Plans:

                                Options outstanding                options exercisable
                   ---------------------------------------------  ---------------------
                                    Weighted
                                     average         Weighted                  Weighted
     Range of         Number        remaining        average        Number      average
     exercise      outstanding  contractual life  exercise price  exercisable  exercise
      prices       at 12/31/98      in years        per share     at 12/31/98    price
-----------------  -----------  ----------------  --------------  -----------  --------
$0.00027-$0.01333    350,000          7.28            $0.01         300,000      $0.01
      $0.97-$2.00    678,790          8.79            $1.66         151,434      $1.49
      $2.06-$2.67    175,675          9.71            $2.44          17,685      $2.48
            $4.00     16,625          8.15            $4.00           8,025      $4.00
     $6.88-$10.00     37,473          8.99            $8.01           4,665      $8.67
    $11.00-$12.63     25,500          9.10           $11.67          15,000     $11.00

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), on January 1, 1996. The Company continues to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for its stock based compensation plans. If the Company had recorded compensation cost based upon the fair value at the grant date for awards under these plans, consistent with SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                Year ended December 31,
                                           1998          1997           1996
                                        ---------      --------       --------
       Net loss as reported             $(12,136)      $(2,643)       $(7,447)
       Net loss pro forma               $(12,932)      $(2,690)       $(7,452)

       Loss per share as reported       $  (0.72)      $ (0.42)       $ (1.91)
       Loss per share pro forma         $  (0.76)      $ (0.42)       $ (1.92)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.92%, 6.31% and 6.48% for the years ended December 31, 1998, 1997 and 1996, respectively, an option life of 5 years for all the years presented and a volatility of 1.52 and .65 for the years ended December 31, 1998 and 1997, respectively. In accordance with SFAS No. 123, the fair value method of accounting has not been applied to options granted prior to January 1, 1995. Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

The Company has reserved 1,284,063 shares of common stock for options outstanding under its 1992 Plan, Incentive Plan and Director Plan, and 93,773 shares of common stock for exercisable warrants. In addition to the outstanding options, the Company has reserved 1,248,887 shares of common stock for future grants under its Incentive Plan and Director Plan.

NOTE 10 - RELATED PARTY TRANSACTIONS:

As a result of the June 24, 1998 acquisition of Dodge, Mr. Alan Hambrook, President of International Operations, was granted options to purchase 25,000 shares of common stock of the Company at $0.01 each. In connection with these option grants, the Company loaned Mr. Hambrook $180, secured by a pledge of the options as collateral. As of December 31, 1998, no amounts were repaid with respect to the above loan. The loan is included within the prepaid expenses and other current assets section of the Company's Consolidated Balance Sheet (see financial statements attached). Subsequently, Mr. Hambrook resigned his position in February 1999. As a result of his resignation, Mr. Hambrook surrendered his options and pursuant to his loan agreement the loan was forgiven.

NOTE 11 - EMPLOYEE BENEFIT PLANS:

The Company maintains a 401(k) Savings Plan (the "Plan"). Employees are eligible to participate in the Plan upon completion of one month of service with the Company. Eligible employees may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are immediately vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or a portion of a participant's contribution to the Plan up to 6% of the participant's compensation. The Company's matching contribution is made on a monthly basis. Participants become vested in Company matching contributions to the Plan over a five year period.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company leases space in several buildings which it uses for offices and development facilities as well as various equipment and vehicles, all subject to operating leases. As of December 31, 1998, the minimum annual rental payments under the terms of such noncancellable leases which expire at various dates through 2004 are as follows:

       1999                                  $1,156
       2000                                   1,006
       2001                                     840
       2002                                     629
       2003                                     427
       Thereafter                               210
                                             ------

       Total minimum lease payments          $4,268
                                             ======

Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $991, $531 and $317, respectively.

On December 31, 1998, Platinum Software, Inc. a competitor of Flexi, acquired Dataworks, a Flexi FIP. Under the terms of Flexi's contract with Dataworks, if Dataworks were acquired by a competitor of Flexi on or before December 31, 1998, the relationship with Dataworks would terminate and $800 of guaranteed royalty payments still to be paid would no longer be due to Flexi. Accordingly, upon completion of Platinum's acquisition, the $800, which had previously been recognized as revenue, was written off. In addition, remaining guaranteed royalty payments of $950 became due under the contract terms. Also due is $83 for services performed by Flexi under the contract. The Company continues to vigorously pursue the collection of all amounts owed and believes that the contract provisions governing payments of these remaining amounts are clear and that, despite the termination of the FIP relationship, the amounts will be realized.

From time to time in the ordinary course of business, the Company is subject to legal proceedings. While it is not possible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 13 - SUBSEQUENT EVENTS:

On February 26, 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives. In this regard, the primary actions taken include involuntary terminations of selected personnel. Severance packages were offered to 66 employees. This reduction in headcount also led to the Company having excess leased facility space. As a result of these actions, the Company expects to record a charge to operations during the first quarter of 1999 of approximately $1,900 ($1,700 related to anticipated severance costs, $1,360 will be payable in installments for up to two years, and $200 related to costs of idle facility space.) The selected employees have left the Company, and a significant number of employees will have been paid their required severance payments by the end of the first quarter of 1999. The Company believes that these actions will result in sustainable cost savings, primarily through the elimination of redundant functions in product development due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the, support and sales organizations.

NOTE 14 - SELECTED QUARTERLY INFORMATION (UNAUDITED):

                                                     First      Second        Third     Fourth
YEAR ENDED DECEMBER 31,                             Quarter     Quarter      Quarter    Quarter
                                                    -------     -------      -------   --------
1998
Total revenues                                      $ 7,508     $ 9,251      $6,109    $ 7,323
Gross profit                                          5,288       6,481       2,658      3,423
Net (loss) income                                       784        (868)     (5,781)    (6,271)
Net (loss) income per diluted share                    0.05       (0.05)      (0.33)     (0.36)

1997
Total revenues                                      $ 2,547     $ 2,975      $6,938    $ 9,164
Gross profit                                          1,474       1,712       5,156      7,004
Net (loss) income                                    (2,847)     (2,429)        636      1,997
Net (loss) income per diluted share                   (0.52)      (0.41)       0.09       0.23

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors of
FlexiInternational Software, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 26, 1999, except as to Note 13 which is as of February 26, 1999, appearing on page F-2 of the 1998 Annual Report on Form 10-K of FlexiInternational Software, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Stamford, Connecticut
January 26,1999, except as
to Note 13 which is as of
February 26, 1999

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                    CHARGED TO
                                                   BALANCE AT        COSTS AND                   BALANCE AT
          DESCRIPTION                           DECEMBER 31, 1997    EXPENSES    DEDUCTIONS   DECEMBER 31, 1998
          -----------                           -----------------   ----------   ----------   -----------------
Allowance for doubtful accounts                      $  672           $2,250      $(2,110)          $   812
Valuation allowance for deferred tax asset           $8,296           $7,211                        $15,507


                                                                    CHARGED TO
                                                   BALANCE AT        COSTS AND                   BALANCE AT
          DESCRIPTION                           DECEMBER 31, 1996    EXPENSES    DEDUCTIONS   DECEMBER 31, 1997
          -----------                           -----------------   ----------   ----------   -----------------
Allowance for doubtful accounts                      $  405           $  500      $  (233)          $   672
Valuation allowance for deferred tax asset           $7,254           $1,042                        $ 8,296


                                                                    CHARGED TO
                                                   BALANCE AT        COSTS AND                   BALANCE AT
          DESCRIPTION                           DECEMBER 31, 1995    EXPENSES    DEDUCTIONS   DECEMBER 31, 1996
          -----------                           -----------------   ----------   ----------   -----------------
Allowance for doubtful accounts                      $  422           $  665      $  (682)          $  405
Valuation allowance for deferred tax asset           $4,143           $3,111                        $ 7,254

                                 EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------

3.1 Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No 333-38403) (the "Form S-1").
3.2 Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1.
4 Specimen certificate for shares of Common Stock is incorporated herein by reference to Exhibit 4 to the Form S-1.
10.1 1992 Stock Option Plan, as amended is incorporated herein by reference to Exhibit 10.1 to the Form S-1.
10.2 1997 Stock Incentive Plan, including forms of incentive and nonstatutory stock option agreements is incorporated herein by reference to Exhibit 10.2 to the Form S-1.
10.3 1997 Director Stock Option Plan, including form of option agreement is incorporated herein by reference to Exhibit 10.3 to the Form S-1.
10.4 1997 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to the Form S-1.
10.5 Registration Rights Agreement dated May 7, 1996, as amended, among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.5 to the Form S-1.
10.6 Series C Preferred Stock Purchase Agreement dated May 7, 1996 among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.8 to the Form S-1.
10.7 Warrant Agreement dated June 28, 1994 held by CDC Realty, Inc. is incorporated herein by reference to Exhibit 10.10 to the Form S-1.
10.8 Warrant Agreement dated July 25, 1995 issued to Comdisco, Inc. (exercisable for 45,000 shares) is incorporated herein by reference to Exhibit 10.11 to the Form S-1.
10.9 Warrant Agreement dated July 25, 1995 issued to Comdisco, Inc. (exercisable for 12,600 shares) is incorporated herein by reference to Exhibit 10.12 to the Form S-1.
10.10 Master Lease Agreement dated June 28, 1994 between the Registrant and Comdisco, Inc. is incorporated herein by reference to Exhibit 10.13 to the Form S-1.
10.11 Letter Agreement dated April 30, 1997 between the Registrant and Fleet National Bank ("Fleet") is incorporated herein by reference to
           Exhibit 10.15 to the Form S-1.
10.12 Accounts Receivable Security Agreement dated April 30, 1997 between the Registrant and Fleet is incorporated herein by reference to
           Exhibit 10.16 to the Form S-1.
10.13 Promissory Note of the Registrant dated January 30, 1998 to Fleet in the principal amount of $5,000,000 is incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No 000-23453) for the fiscal year ended December 31, 1997 (the "1997 10-K").
10.14 Subordination Agreement dated April 30, 1997 between the Registrant and the Connecticut Development Authority is incorporated herein by reference to Exhibit 10.18 to the Form S-1.
10.15 Standard Sublease Agreement dated February 7, 1996 between the Registrant and Symantec Corporation is incorporated herein by reference to Exhibit 10.19 to the Form S-1.
10.16 Warrant Agreement dated December 10, 1996 issued to Comdisco, Inc. is incorporated herein by reference to Exhibit 10.20 to the Form S-1.
10.17 Stockholders' Voting Agreement dated May 7, 1996 among the Registrant and the Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.21 to the Form S-1.
10.18 Participation Agreement dated May 7, 1996 among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.22 to the Form S-1.
10.19 Loan modification agreement dated January 30, 1998 between the Registrant and Fleet is incorporated herein by reference to Exhibit
           10.19 to the 1997 10-K.
10.20 Agreement and Plan of Merger dated June 24, 1998 among the Registrant, Princess Acquisition Corporation and The Dodge Group, Inc. is incorporated by reference to Exhibit 2 to Current Report on Form 8-K, dated June 29, 1998 (File No 000-23453), as amended
21         Subsidiary
23         Consent of PricewaterhouseCoopers LLP.
27         Financial Data Schedule.