Form 10-Q
period 1999-03-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-05-14
CIK 1015464

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -----   EXCHANGE ACT OF 1934.

 For the quarterly period ended March 31, 1999

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

As of May 7, 1999, there were 17,339,255 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheet .......................   3
              Condensed Consolidated Statement of Operations .............   4
              Condensed Consolidated Statement of Cash Flows .............   5
              Condensed Consolidated Statement of Stockholders' Equity ...   6
              Notes to Condensed Consolidated Financial Statements .......   7
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................   9
Item 3.    Quantitative and Qualitative Disclosure About Market Risk......   9

PART II.   OTHER INFORMATION
Item 2.    Changes in Securities and Use of Proceeds .....................  13
Item 6.    Exhibits and Reports on Form 8-K ..............................  13
           Signature .....................................................  13

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       March 31,    December 31,
                                                                                       ---------    ------------
                                                                                         1999           1998
                                                                                         ----           ----
                                                                                      (unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                                                            $  4,771       $  7,876
  Marketable securities                                                                   3,000          3,000
  Accounts receivable, net of allowance for doubtful
    accounts of $985 and $812, respectively                                              10,267         13,051
  Prepaid expenses and other current assets                                                 658            999
                                                                                       --------       --------
        Total current assets                                                             18,696         24,926

Property and equipment at cost, net of accumulated depreciation
 and amortization of $3,444 and $3,121, respectively                                      2,455          2,732
Acquired software, net of accumulated amortization of $324 and $216, respectively         1,836          1,944
Goodwill, net of accumulated amortization of $849 and $566, respectively                  4,818          5,101
Other assets, net of accumulated amortization of $217 and $217, respectively                208            218
                                                                                       --------       --------

        Total assets                                                                   $ 28,013       $ 34,921
                                                                                       ========       ========
         LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                     $  2,001       $  3,199
  Accrued commissions                                                                       370            725
  Accrued restructuring costs                                                             1,211             --
  Accrued expenses - other                                                                2,605          3,483
  Current portion of capital lease obligations                                              594            586
  Short-term debt                                                                         2,000             --
  Deferred revenues                                                                       4,469          4,341
                                                                                       --------       --------
        Total current liabilities                                                        13,250         12,334

Long-term portion of capital lease obligations                                              714            878
                                                                                       --------       --------

        Total liabilities                                                                13,964         13,212
                                                                                       --------       --------

Stockholders' equity:
  Common stock; $.01 par value; 50,000,000 shares authorized; issued shares -
    17,383,133 and 17,383,133, respectively and
    outstanding shares - 17,339,255 and 17,293,622,  respectively                           174            174
  Additional paid-in capital                                                             56,128         56,308
  Accumulated deficit                                                                   (42,190)       (34,561)
  Currency translation adjustment                                                            17              2
  Common stock in treasury at cost - 43,878 and 89,511 shares, respectively                 (80)          (214)
                                                                                       --------       --------
        Total stockholders' equity                                                       14,049         21,709
                                                                                       --------       --------

        Total liabilities and stockholders' equity                                     $ 28,013       $ 34,921
                                                                                       ========       ========

            See accompanying notes to condensed financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999           1998
                                                       ----           ----
                                                     unaudited)    (unaudited)
Revenues:
  Software license                                   $  1,055       $  4,687
  Service and maintenance                               3,281          2,821
                                                     --------       --------
        Total revenues                                  4,336          7,508

Cost of revenues:
  Software license                                         68            467
  Service and maintenance                               2,601          1,753
                                                     --------       --------
        Total cost of revenues                          2,669          2,220

Operating expenses:
  Sales and marketing                                   2,461          2,143
  Product development                                   2,686          2,022
  General and administrative                            2,249            612
  Restructuring charge (See Note 5)                     1,896             --
                                                     --------       --------
Total operating expenses                                9,292          4,777
                                                     --------       --------

Operating (loss) income                                (7,625)           511
Interest income                                           104            286
Interest expense                                          (30)           (13)
                                                     --------       --------
(Loss) income before provision for income taxes        (7,551)           784
Provision for income taxes                                 --             --
                                                     --------       --------

Net (loss) income                                    $ (7,551)      $    784
                                                     ========       ========

Net (loss) income per share:
  Basic                                              $  (0.44)      $   0.05
  Diluted                                            $  (0.44)      $   0.05
Weighted average shares:
  Basic                                                17,339         16,500
  Diluted                                              17,339         17,287




            See accompanying notes to condensed financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999           1998
                                                       ----           ----
                                                     unaudited)    (unaudited)
Cash flows from operating activities:
Net (loss) income                                    $ (7,551)      $    784
Non-cash items included in net (loss) income:
   Depreciation and amortization                          744            167
   Provision for doubtful accounts                        602             --
Change in operating accounts:
   Accounts receivable                                  2,171         (2,119)
   Prepaid expenses and other assets                      170            367
   Accounts payable and accrued expenses               (2,444)          (717)
   Accrued restructuring                                1,211             --
   Deferred revenue                                       131           (596)
                                                     --------       --------
Net cash used in operating activities                  (4,966)        (2,114)

Cash flows from investing activities:
Proceeds from sales of property and equipment              29             --
Purchase of property and equipment                       (105)          (113)
                                                     --------       --------
Net cash used in investing activities                     (76)          (113)

Cash flows from financing activities:
  Purchase of short-term investments                       --         (4,412)
  Proceeds from line of credit                          2,000             --
  Proceeds from employee stock purchase plan               56             --
  Proceeds from exercise of stock options
     and warrants                                          --             26
  Payments of capital lease obligations                  (156)           (31)
                                                     --------       --------
Net cash provided by (used in) financing
     activities                                         1,900         (4,417)
                                                     --------       --------

Effect of exchange rate changes on cash                    37             --
                                                     --------       --------

Decrease in cash and cash equivalents                  (3,105)        (6,644)
                                                     --------       --------
Cash and cash equivalents at beginning of period        7,876         24,622
                                                     --------       --------
Cash and cash equivalents at end of period           $  4,771       $ 17,978
                                                     ========       ========








            See accompanying notes to condensed financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       Total
                                   Common Stock    Additional                Currency               stockholders'
                                 ----------------   paid-in    Accumulated  translation   Treasury     equity     Comprehensive
                                 Shares    Amount   capital      deficit    adjustment      stock     (deficit)       income
                               ----------  ------   -------      -------    ----------      -----     ---------       ------
Balance at December 31, 1998   17,383,133   $ 174   $ 56,308    $ (34,561)     $  2        $ (214)     $ 21,709
  Shares issued for ESPP               --      --         --          (78)       --           134            56
  Cancellation of options
     issued in conjunction
     with the acquisition
     of The Dodge Group                --      --       (180)          --        --            --          (180)
  Net loss                             --      --         --       (7,551)       --            --        (7,551)     $(7,551)
  Currency translation
     adjustment                        --      --         --           --        15            --            15           15
                                                                                                                     -------
Comprehensive Income                   --      --         --           --        --            --           --       $(7,536)
                               ----------   -----   --------    ---------      ----        ------      --------      =======

Balance at March 31, 1999      17,383,133   $ 174   $ 56,128    $ (42,190)     $ 17        $  (80)     $ 14,049
                               ==========   =====   ========    =========      ====        ======      ========



















            See accompanying notes to condensed financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The unaudited condensed consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its subsidiaries and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 1999. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has presented basic and diluted income (loss) per share for all periods. The difference between the number of shares used in the basic per share calculation compared to the diluted per share calculation for the three months ended March 31, 1998 is due to the dilutive effect of outstanding stock options and warrants. The number of shares used in the March 31, 1999 diluted per share calculation does not include the effect of outstanding stock options, as the effect would be anti-dilutive.

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

NOTE 4 - ACQUISITION

On June 24, 1998, the Company completed the acquisition of The Dodge Group, Inc. ("Dodge"), a software developer that specializes in financial data warehouse solutions. As a result of the acquisition, the company wrote off $1,890 for acquired in-process research and development in the June 1998 quarter.

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1998, for all periods presented, and excludes the one-time in-process research and development charge of $1,890 for the periods presented:

                                            Three Months Ended March 31,
                                            ----------------------------
                                              1999               1998
                                              ----               ----
                                                    (unaudited)
Revenue                                    $  4,336           $  9,650
Net loss                                   $ (7,551)          $   (400)
Net loss per diluted common share          $  (0.44)          $  (0.02)
Shares used in computation                   17,339             17,363


NOTE 5 - RESTRUCTURING CHARGE

On February 26, 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives. In this regard, the primary actions taken include involuntary terminations of selected personnel. Severance packages were offered to 66 employees. This reduction in headcount also led to the Company having excess leased facility space. As a result of these actions, the Company recorded a charge to operations during the three month period ended March 31, 1999 of $1,896. Of the total amount of this charge, $1,730 was related to severance costs, of which $667 was paid during the three month period ended March 31, 1999 and $166 related to costs of idle facility space, of which $18 was paid during the three month period ended March 31, 1999. The remaining balance of the severance costs, $1,063 will be payable in installments for up to two years. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

Detail of the restructuring charge is as follows:

                            Severance           Excess
                           & benefits         facilities           Total
                           ----------         ----------           -----
Reserve balances,
February 26, 1999           $ 1,730            $   166            $ 1,896

Cash charges                   (667)               (18)              (685)
                            -------            -------            -------

Reserve balances,
March 31, 1999              $ 1,063            $   148            $ 1,211
                            =======            =======            =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

      Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 42.2%, from $7.5 million for the three months ended March 31, 1998 to $4.3 million for the three months ended March 31, 1999. Two customers provided approximately 25.5% and 46.5% of the total revenues for the three months ended March 31, 1999 and 1998, respectively.

      Software license revenues decreased 77.5%, from $4.7 million for the three months ended March 31, 1998 to $1.1 million for the three months ended March 31, 1999. The Company believes that the decline in software license revenue was primarily due to continued delays in companies' buying decisions as a result of their focus on Year 2000 issues. Service and maintenance revenues increased 16.3%, from $2.8 million for the three months ended March 31, 1998 to $3.3 million for the three months ended March 31, 1999. The increase was primarily attributable to the growth of the installed base of customers, which resulted in an increased maintenance revenue stream.

      Cost of Revenues. The Company's cost of revenues consists of cost of software license revenues and cost of service and maintenance revenues. Cost of software license revenues consists primarily of the cost of third-party software products distributed by the Company and the cost of product media, manuals and shipping. Cost of service and maintenance revenues consists of costs to provide customers with consulting, implementation, training , software maintenance and technical support services, and periodic upgrades of software.

      Cost of software license revenues decreased 85.4%, from $467,000 for the three months ended March 31, 1998 to $68,000 for the three months ended March 31, 1999. Cost of software license revenues as a percentage of software license revenues decreased from 10.0% for the three months ended March 31, 1998 to 6.4% for the three months ended March 31, 1999. The decrease in cost of software license revenues in dollar amount was primarily attributable to lower third-party license fee revenues which resulted in lower royalties.

      Cost of service and maintenance revenues increased 48.4%, from $1.8 million for the three months ended March 31, 1998 to $2.6 million for the three months ended March 31, 1999. Cost of service and maintenance revenues as a percentage of service and maintenance revenues increased from 62.1% for the three months ended March 31, 1998 to 79.3% for the three months ended March 31, 1999. The increase in dollar amount resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base. The increase as a percentage of service and maintenance revenues was due to lower utilization of the Company's consulting staff. The Company has taken actions to bring the cost of service and maintenance into line with anticipated service and maintenance revenues. As a result, the Company anticipates cost of service and maintenance revenues to decrease in subsequent quarters (See Note 5).

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 14.8%, from $2.1 million for the three months ended March 31, 1998 to $2.5 million for the three months ended March 31, 1999. The increase in dollar amount was primarily attributable to higher average headcount levels in during the three months ended March 31, 1999 versus the three months ended March 31, 1998. Sales and marketing expenses as a percentage of total revenues increased from 28.5% for the three months ended March 31, 1998 to 56.8% for the three months ended March 31, 1999 due to a lower revenue base. The Company has taken action to align its sales and marketing costs with its anticipated revenues. As a result, the Company anticipates sales and marketing expenses to decrease in subsequent quarters (See Note 5).

      Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs.

      Product development expenses increased 32.8%, from $2.0 million for the three months ended March 31, 1998 to $2.7 million for the three months ended March 31, 1999. The increase in product development expenses was due primarily to the increase in development staff needed to complete work on the Company's latest version of its software. The Company has subsequently reduced its development staff to the level needed to maintain and enhance the products as necessary. As a result, the Company anticipates development expenses to decrease in subsequent quarters (See Note 5). Product development expenses as a percentage of total revenues increased from 26.9% for the three months ended March 31, 1998 to 61.9% for the three months ended March 31, 1999 due to the lower revenue base.

      General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of acquired software and goodwill and outside professional fees. General and administrative expenses increased 267.5%, from $612,000 for the three months ended March 31, 1998 to $2.2 million for the three months ended March 31, 1999. The increase was primarily attributable to an increase in the reserve for bad debts, commencement of amortization of acquired software and goodwill associated with the June 1998 acquisition of The Dodge Group and an increase in administrative personnel as a result of The Dodge Group acquisition. General and administrative expenses as a percentage of total revenues increased from 8.2% for the three months ended March 31, 1998 to 51.9% for the three months ended March 31, 1999 due to the increased expenses and lower revenue base. The Company has taken actions to reduce the ongoing general and administrative expenses.

      Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the three month periods ended March 31, 1999 and 1998. The Company has reported only annual tax losses to date and consequently has approximately $31.0 million and $7.3 million of U.S. and foreign net operating loss carryforwards, respectively, which expire at various times through the year 2018, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization.

      Net (Loss) Income and (Loss) Income per Share. The net loss for the three month period ended March 31, 1999, was ($7.5) million or ($0.44) per basic and diluted share. Excluding the one-time restructuring charge of $1.9 million the net loss for the three month period ended March 31, 1999 was ($5.7) million or ($0.33) per basic and diluted share. This compares to net income of $784,000 or $0.05 per basic and diluted share for the three month period ended March 31, 1998, as reflected in the following table:

                                              Three Months Ended March 31,
                                        -------------------------------------
                                        1999             1999*           1998
                                        ----             -----           ----
                                     (unaudited)      (unaudited)    (unaudited)
                                       (in thousands, except per share amounts)

      Net (loss) income               $(7,551)         $(5,655)          $  784

      Net (loss) income per share:

           Basic                      $ (0.44)         $ (0.33)          $ 0.05
           Diluted                    $ (0.44)         $ (0.33)          $ 0.05

    *   Excludes one-time restructuring charge of $1.9 million.


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

      As of March 31, 1999, the Company had cash and cash equivalents of $4.8 million, a decrease of $3.1 million from December 31, 1998. The Company also had $3.0 million in short-term marketable securities at March 31, 1999 and December 31, 1998. The Company's working capital at March 31, 1999 was $5.4 million, compared to $12.6 million at December 31, 1998.

      The Company's operating activities resulted in net cash outflow of $5.0 million for the three months March 31, 1999, principally from the net operating loss. Investing activities, consisting of capital expenditures, resulted in net cash outflow of $76,000 for the three months ended March 31, 1999. The Company's financing activities resulted in a net cash inflow for the three months ended March 31, 1999 of $1.9 million, principally from the proceeds from borrowings against the Company's line of credit.

      The Company's Board of Directors has adopted a share repurchase program authorizing the Company to purchase up to 1.0 million shares of its common stock on the open market. As of March 31, 1999 the Company has purchased 135,000 common shares at a total cost of $463,000.

      The Company has a working capital revolving line of credit with a bank, which is secured by the Company's accounts receivable. The amount available under this facility is limited to the lesser of 80% of the Company's eligible accounts receivable, or $5.0 million. The facility will expire on May 17, 1999, unless renewed. The Company is currently in negotiations with the bank, and the Company expects that it will be successful in renewing the facility, although there is no guarantee this will happen. At March 31, 1999 the company had $2.0 million outstanding under this line of credit, which was subsequently repaid after quarter end.

      The Company believes that cash and cash equivalents, cash generated internally by operations, will be sufficient to meet the Company's working capital requirements for at least the next twelve months.


YEAR 2000 COMPLIANCE

      The year 2000 issue relates to computer programs and systems that recognize dates using two-digit year data rather than four-digit year data. These programs and systems may fail or provide incorrect information when using dates after December 31, 1999. If the year 2000 issue disrupts our internal information technology systems, or the information technology systems of companies with whom we have significant commercial relationships, our business and financial condition could be materially adversely affected.

      The year 2000 issue may affect three areas of our business: (1) the design of our products, (2) our internal computer systems, and (3) the computer systems of our significant suppliers or customers. Each area is addressed below.

      1. YEAR 2000 COMPLIANCE OF OUR PRODUCTS. In as much as no test of year 2000 compliance can simulate the actual change of the millennium, we cannot assure you that our products will be unaffected by the year 2000. From the beginning, our products have been designed and tested to be year 2000 compliant, and we design new products, and any updates of existing products, to be year 2000 compliant. However, failures that cannot be detected using currently available compliance testing could have a material adverse effect on our business and financial condition.

      2. YEAR 2000 COMPLIANCE OF OUR INTERNAL SYSTEMS. Our internal computer programs and operating systems relate to virtually all segments of our business, including:

            *    merchandising
            *    customer database management
            *    marketing
            *    order processing
            *    order fulfillment
            *    contract management
            *    customer service
            *    financial reporting

These applications are currently, or are expected to be, year 2000 compliant. Nonetheless, we are requesting compliance statements from any parties that service and supply these applications. We intend to evaluate any risks disclosed in their responses and, if necessary, consider possible alternative sources.

      3. YEAR 2000 COMPLIANCE OF THIRD-PARTY SYSTEMS. The computer programs and operating systems used by entities with whom we have commercial relationships pose potential problems relating to the year 2000 issue, which may affect our operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems. We rely on third parties for some of the software code or programs that are embedded in, or work with, our products. We are assessing whether the functionality of our products would be materially diminished by a failure of such third-party software to be year 2000 compliant. There can be no assurance that we may not experience unanticipated expenses or be otherwise adversely impacted by a failure of third-party systems or software to be year 2000 compliant. The most reasonably likely worst-case scenarios may include: (i) corruption of data contained in our internal information systems, (ii) hardware failure, and (iii) failure of infrastructure services provided by utilities or government. We intend to include an evaluation of these scenarios in our plan for assessing the programs and systems of the entities with whom we have commercial relationships.

     We have formed a management team assigned with the task of assessing the programs and systems of the entities with whom we have commercial relationships; questionnaires have been sent out and responses are being evaluated for possible next steps. We expect to complete this phase of assessment and identify related risks and uncertainties by the end of the second quarter of fiscal 1999. Once we have identified the risks and uncertainties, we intend to resolve any material risks and uncertainties by communicating further with the relevant vendors and providers, by working internally to identify alternative sourcing and by formulating contingency plans to deal with those risks and uncertainties. To date, however, we have not formulated such a contingency plan. We expect the resolution of material risks and uncertainties to be an ongoing process until all year 2000 problems are satisfactorily resolved. We do not currently anticipate that the total cost of any year 2000 remediation efforts that may be needed will be material.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk refers to the potential effects of unfavorable changes in certain prices and rates on Company's financial results and conditions, primarily foreign currency exchange rates and interest rates on marketable securities. The Company does not utilize derivative instruments in managing its exposure to such changes. The Company does not believe that near-term changes in foreign currency exchange rates or interest rates will have a material effect on its future earnings, fair values or cash flows.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (d) Use of Proceeds.

          (1) The Company's registration statement on Form S-1 under the Securities Act of 1933, as amended, (File No. 333-38403) for the Company's initial public offering, the use of proceeds of which is herein reported, was declared effective as of December 11, 1997.

          (4) (vii)  The Company used approximately $15.6 million of the proceeds from the initial public offering for ongoing operations of the Company ($13.4 million), for the purchase and installation of property and equipment ($1.0 million), the payments of convertible notes payable in connection with the Dodge acquisition ($754,000), and the purchase 135,000 shares ($463,000) of its common stock on the open market under the Company's share repurchase program. Payment of these expenses were to persons other than (a) directors or officers of the Company or their associates, (b) persons owning 10% or more of the equity securities of the Company or (c) affiliates of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              3.1    Amended and Restated Certificate of Incorporation

              3.2    Amended and Restated By-Laws

              10.1 Severance and Settlement Agreement and Release dated February 2, 1999 between the Registrant and Jennifer V. Cheng.

              10.2 Severance and Settlement Agreement and Release dated February 2, 1999 between the Registrant and James W. Schenck.

              10.3 Amendment of Options dated May 12, 1999 between the Registrant and Jennifer V. Cheng.

              10.4 Amendment of Options dated May 12, 1999 between the Registrant and James W. Schenck.

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

Date: May 14, 1999

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

       10.1 Severance and Settlement Agreement and Release dated February 2, 1999 between the Registrant and Jennifer V. Cheng.


       10.2 Severance and Settlement Agreement and Release dated February 2, 1999 between the Registrant and James W. Schenck.

       10.3 Amendment of Options dated May 12, 1999 between the Registrant and Jennifer V. Cheng.

       10.4 Amendment of Options dated May 12, 1999 between the Registrant and James W. Schenck.

       27.1   Financial Data Schedule (three month period ended March 31, 1999).