Form 10-Q
period 1999-06-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-08-16
CIK 1015464

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

As of August 13, 1999, there were 17,354,463 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS



                                                                                                   PAGE
                                                                                                   ----

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements
                      Condensed Consolidated Balance Sheet......................................     3
                      Condensed Consolidated Statement of Operations............................     4
                      Condensed Consolidated Statement of Cash Flows............................     5
                      Condensed Consolidated Statement of Stockholders' Equity..................     6
                      Notes to Condensed Consolidated Financial Statements......................     7
Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.................................................................     11
Item 3.           Quantitative And Qualitative Disclosure About Market Risk.....................     15


PART II.          OTHER INFORMATION
Item 2.           Changes in Securities and Use of Proceeds.....................................     16
Item 4.           Submission of Matters to a Vote of Security Holders............................     16
Item 6.           Exhibits and Reports on Form 8-K..............................................     16
                  Signature.....................................................................     16



PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS



                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1999             1998
                                                                                  --------       ------------
                                                                                                   AUDITED
                                                                                                  (RESTATED,
                                                                                                  SEE NOTE 7)

         ASSETS
Current assets:
  Cash and cash equivalents                                                      $  2,283           $  7,876
  Marketable securities                                                             1,000              3,000
  Accounts receivable, net of allowance for doubtful
    accounts of $1,281 and $812, respectively                                       7,994             11,041
  Prepaid expenses and other current assets                                           688                999
                                                                                 --------           --------
        Total current assets                                                       11,965             22,916

Property and equipment at cost, net of accumulated depreciation
    and amortization of $3,729 and $3,121, respectively                             2,371              2,732
Acquired software, net of accumulated amortization of
    $432 and $216, respectively                                                     1,728              1,944
Goodwill, net of accumulated amortization of $5,356
    and $566, respectively (see Note 4)                                               311              5,101
Other assets                                                                          199                218
                                                                                 --------           --------

        Total assets                                                             $ 16,574           $ 32,911
                                                                                 ========           ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $  2,360           $  3,199
  Accrued commissions                                                                 357                725
  Accrued restructuring costs                                                         935                 --
  Accrued expenses - other                                                          1,837              3,483
  Current portion of capital lease obligations                                        606                586
  Deferred revenues                                                                 9,199              7,426
                                                                                 --------           --------
        Total current liabilities                                                  15,294             15,419

Long-term portion of capital lease obligations                                        558                878
                                                                                 --------           --------

        Total liabilities                                                          15,852             16,297
                                                                                 --------           --------

Commitments and contingencies (see Note 6)                                             --                 --

Stockholders' equity:
  Common stock; $.01 par value; 50,000,000 shares authorized;
    issued shares - 17,383,133 and 17,383,133, respectively and
    outstanding shares - 17,354,463 and 17,293,622, respectively                      174                174
  Additional paid-in capital                                                       56,128             56,308
  Accumulated deficit                                                             (55,611)           (39,656)
  Currency translation adjustment                                                      83                  2
  Common stock in treasury at cost - 28,670 and 89,511 shares,
    respectively                                                                      (52)              (214)
                                                                                 --------           --------
        Total stockholders' equity                                                    722             16,614
                                                                                 --------           --------

        Total liabilities and stockholders' equity                               $ 16,574           $ 32,911
                                                                                 ========           ========



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------            -------------------------
                                                    1999             1998                   1999             1998
                                                 ----------      ----------             -----------     -----------
                                                                   (RESTATED,                              (RESTATED,
                                                                   SEE NOTE 7)                            SEE NOTE 7)

Revenues:
  Software license                               $      657      $    4,114             $     1,512     $     6,801
  Service and maintenance                             3,279           3,159                   6,412           5,980
                                                 ----------      ----------             -----------     -----------
        Total revenues                                3,936           7,273                   7,924          12,781

Cost of revenues:
  Software license                                       94             664                     162           1,131
  Service and maintenance                             1,974           2,106                   4,575           3,859
                                                 ----------      ----------             -----------     -----------
        Total cost of revenues                        2,068           2,770                   4,737           4,990

Operating expenses:
  Sales and marketing                                 1,837           2,605                   4,298           4,748
  Product development                                 1,918           2,304                   4,604           4,326
  General and administrative                          1,851             805                   4,100           1,417
  Goodwill impairment (see Note 4)                    4,224               -                   4,224               -
  Restructuring charge (see Note 5)                       -               -                   1,896               -
  Acquired in-process research & development              -           1,890                       -           1,890
                                                 ----------      ----------             -----------     -----------
Total operating expenses                              9,830           7,604                  19,122          12,381
                                                 ----------      ----------             -----------     -----------

Operating loss                                       (7,962)         (3,101)                (15,935)         (4,590)

Interest income                                          37             284                     141             570
Interest expense                                        (27)            (29)                    (57)            (42)
                                                 ----------       ----------            -----------    ------------
Loss before provision for income taxes               (7,952)         (2,846)                (15,851)         (4,062)

Provision for income taxes                                -               -                       -               -
                                                 ----------      ----------             -----------     -----------

Net loss                                         $   (7,952)    $    (2,846)            $   (15,851)    $    (4,062)
                                                 ==========     ===========             ===========     ===========

Net loss per share:
  Basic                                          $    (0.46)     $    (0.17)            $    (0.91)     $    (0.25)
  Diluted                                        $    (0.46)     $    (0.17)            $    (0.91)     $    (0.25)
Weighted average shares:
  Basic                                              17,347          16,567                 17,326          16,533
  Diluted                                            17,347          16,567                 17,326          16,533





     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      --------------------
                                                                        1999        1998
                                                                      --------    --------
                                                                                 (RESTATED,
                                                                                 SEE NOTE 7)

Cash flows from operating activities:
Net loss                                                              $(15,851)   $ (4,062)
Non-cash items included in net loss:
   Depreciation and amortization                                         1,465         348
   Goodwill impairment                                                   4,224          --
   Acquired in-process research and development                             --       1,890
   Provision for doubtful accounts                                         961         150
Change in operating accounts:
   Accounts receivable                                                   2,047        (293)
   Prepaid expenses and other assets                                       146         326

   Accounts payable and accrued expenses                                (2,848)         34
   Accrued restructuring                                                   882          --
   Deferred revenue                                                      1,785         118
                                                                      --------    --------
Net cash used in operating activities                                   (7,189)     (1,489)

Cash flows from investing activities:
   Acquisition of subsidiary, less cash acquired                            --        (493)
   Proceeds from sale of property and equipment                             29          --
   Purchase of property and equipment                                     (355)       (552)
                                                                      --------    --------
Net cash used in investing activities                                     (326)     (1,045)

Cash flows from financing activities:
  Purchase of short-term investments                                        --      (3,448)
  Sale of short-term investments                                         2,000          --
  Proceeds from exercise of stock options and warrants                       1          38
  Proceeds from employee stock purchase plan                                56          --
  Payments of capital lease obligations                                   (300)       (105)
                                                                      --------    --------
Net cash provided by (used in) financing activities                      1,757      (3,515)
                                                                      --------    --------

Effect of exchange rate changes on cash                                    165          --

Decrease in cash and cash equivalents                                   (5,593)     (6,049)
                                                                      --------    --------
Cash and cash equivalents at beginning of period                         7,876      24,622
                                                                      --------    --------
Cash and cash equivalents at end of period                            $  2,283    $ 18,573
                                                                      ========    ========



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                             (RESTATED, SEE NOTE 7)


                                      COMMON STOCK     ADDITIONAL               CURRENCY              TOTAL
                                    ----------------     PAID-IN  ACCUMULATED TRANSLATION TREASURY STOCKHOLDERS' COMPREHENSIVE
                                    SHARES    AMOUNT     CAPITAL    DEFICIT     ADJUSTMENT  STOCK    EQUITY      INCOME (LOSS)
                                    ------    ------     -------    -------     ----------  -----    ------      -------------



Balance at December 31, 1998      17,383,133     $174    $56,308   $(39,656)      $ 2       $(214)   $ 16,614
  Shares issued for ESPP                  --       --         --        (78)       --         134          56
  Exercise of stock options               --       --         --        (26)       --          28           2
  Cancellation of options
    issued in conjunction with
    the acquisition of
    The Dodge Group                       --       --       (180)        --        --          --        (180)
  Net loss                                --       --         --    (15,851)       --          --     (15,851)    $(15,851)
  Currency translation adjustment         --       --         --         --        81          --          81           81
                                                                                                                  --------
Comprehensive income (loss)               --       --         --         --        --          --          --     $(15,770)
                                  ----------     ----    -------    --------      ---       -----    --------     ========

Balance at June 30, 1999          17,383,133     $174    $56,128   $(55,611)      $83       $ (52)   $    722
                                  ==========     ====    =======   ========       ===       =====    ========


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION. The condensed consolidated financial statements contain previously reported amounts which have been restated to reflect a change in the revenue recognition for certain contracts (see Note 7).

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (amendment pending to give effect to restatement). The Company plans to file an amendment of its 1998 Annual Report on Form 10-K, and amendments of its quarterly reports on Form 10-Q for the first, second and third quarters of 1998 and for the first quarter of 1999 (see Note 7).

The unaudited condensed consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its subsidiaries and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 1999. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

Since its initial public offering in 1997, the Company has experienced recurring losses and net cash outflows from operations and expects to incur additional losses from operations. The Company has funded its operating losses principally from available cash resources since that time. As disclosed in prior periods, management has taken actions to reduce costs in response to a general business slowdown that began in the second half of 1998 and which has continued through June 30, 1999. Management is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to obtain additional funding or generate sufficient cash from operations to meet future cash needs in which case the Company's financial condition and results of operations could be materially adversely affected. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

NOTE 2 - LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company has presented basic and diluted loss per share for all periods. The number of shares used in the June 30, 1999 and 1998 diluted per share calculations do not include the effect of outstanding stock options and warrants, as the effect would be anti-dilutive.

NOTE 3 - REVENUE RECOGNITION

The Company licenses software under noncancellable license agreements through direct and indirect channels, and provides services including maintenance, training and consulting. Effective January 1, 1998, the Company has adopted SOP 97-2 "Software Revenue Recognition". Software license revenues through the Company's direct sales channel are recognized when persuasive evidence of an arrangement exists, the licensed products have been shipped, fees are fixed and determinable and collectibility is considered probable. Customers may elect to receive the licensed products pre-loaded and configured on a hardware unit. In this case, revenue is recognized when the licensed products are installed on the hardware unit, the unit is shipped and all other criteria are met. Other software license royalties earned through the Company's indirect sales channel are recognized as such fees are reported to the Company. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Maintenance revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year. Revenues from training and consulting services are recognized as such services are performed. The Company does not require collateral for its receivables, and reserves are maintained for potential losses.

During the second quarter of 1999, the Company reviewed its revenue recognition policies for multiple element arrangements. For such arrangements with extended payment terms, or where a significant portion of the payment is due after inception of the license agreement, all revenue is deferred until the final portion of the license fee becomes due and payable, and all other criteria are met at that time.

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

A summary of the allocation of the purchase price is as follows:

    Acquired in-process research and development            $  1,890
    Acquired software                                          2,160
    Goodwill                                                   5,667
    Liabilities assumed                                       (2,161)
                                                            --------
                                                            $  7,556

Acquired in-process research and development represents the fair value of technologies acquired for use in the Company's own development efforts. The Company determined the amount of the purchase price to be allocated to in-process research and development based upon the methodology that focused on the after tax cash flows attributable to the in-process research and development combined with the consideration of the stage of completion of the individual in-process research and development project at the date of acquisition. The in-process research and development was expensed upon acquisition as it was determined that technological feasibility of in-process products had not been established and no alternative future uses existed.

Acquired software represents the fair value of applications and technologies existing at the date of acquisition. The resulting value is being amortized using the straight-line method over its estimated life of five years, and is subject to periodic impairment tests in accordance with established policies. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets acquired and is being amortized using the straight-line method over its estimated life of five years.

Following executive and staff cutbacks in connection with a first quarter 1999 restructuring program previously disclosed (see Note 5), management has recently revised its plans for the existing Dodge financial data warehouse business acquired in 1998. As a result, expected revenues and cash flows from these software products have been revised significantly downward. Additionally, competitive pressures and a continuation of the general business slowdown previously disclosed have caused management to reassess the long term potential of the Dodge business and to reprioritize its investments.

During June 1999 the Company reassessed the value of the intangible assets recorded by the Company as a result of the acquisition. Prior to that reassessment, the unamortized balance of the intangible assets was $6,263, consisting of $1,728 of acquired software and $4,535 of goodwill. After assessment of the acquired software asset, management concluded that the carrying value approximated net realizable value for that software. Management also assessed the related goodwill arising from the Dodge acquisition in accordance with established policies. The economic factors indicated above have caused management to revise downward its estimates of future cash flows from current and future products associated with the Dodge business as a whole. As a result of management's analysis, and using the best information available, management recorded a goodwill impairment of $4,224 in the second quarter to reduce the carrying amount of the goodwill to $311.

In applying its policy for assessing the carrying amount of the goodwill for impairment, management first estimated future cash flows from the acquired Dodge business generated from existing and planned future product introductions over the next four years (estimated remaining useful life), and assumed a terminal value factor after the fourth year based on a range of EBITDA (earnings before interest taxes depreciation and amortization) multiples for a sample of comparable public financial software companies. That estimate was then compared to the carrying amount of the underlying assets, and on that basis management concluded that an impairment existed. In measuring the impairment, the estimated future cash flows were discounted to a net present value at 25%, a rate consistent with that used in the original purchase accounting for the Dodge business. The goodwill was then reduced accordingly to reflect the difference between its carrying amount and estimated fair value.

Management will continue, periodically, to conduct reassessments of the value of the acquired software and goodwill. Because the estimates made in these reassessments are inherently subjective, there can be no assurance that future reassessments will not result in further reductions of the carrying value of these assets.

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1998, for all periods presented, and excludes the one-time in-process research and development charge of $1,890 for the 1998 periods presented:


                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                          ---------------------------   ------------------------
                                               1999          1998          1999        1998
                                               ----          -----         ----        ----
Revenues                                     $  3,936      $  9,577      $  7,924    $ 17,227
Net loss                                     $ (7,952)     $ (2,605)     $(15,851)   $ (5,005)
Net loss per diluted common share            $  (0.46)     $  (0.15)     $  (0.91)   $  (0.29)
Shares used in computation                     17,347        17,373        17,326      17,368




NOTE 5 - RESTRUCTURING CHARGE

On February 26, 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives. In this regard, the primary actions taken include involuntary terminations of selected personnel. Severance packages were offered to 66 employees. This reduction in headcount also led to the Company having excess leased facility space. As a result of these actions, the Company recorded a charge to operations during the three month period ended March 31, 1999 of $1,896. Of the total amount of this charge, $1,730 was related to severance costs, of which $667 and $181 were paid during the three month periods ended March 31, 1999, and June 30, 1999, respectively, and $166 related to costs of idle facility space, of which $18 and $95 were paid during the three month periods ended March 31, 1999 and June 30, 1999, respectively. The remaining balance of the severance costs, $882 will be payable in installments for up to two years. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

Detail of the restructuring charge is as follows:

                             SEVERANCE           EXCESS
                            & BENEFITS         FACILITIES        TOTAL
                            ----------         ----------       ------
Reserve balances,
February 26, 1999             $1,730             $ 166          $1,896

Cash charges                    (848)             (113)           (961)
                              -------            -----          ------

Reserve balances,
June 30, 1999                 $  882             $  53          $  935
                              ======             =====          ======

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company entered into significant contracts for licensing of software and provision of services with two customers which are now in dispute. The revenue recognition for those contracts has been restated as a result of payment disputes that arose with these customers in the second quarter of 1999 (see Note
7). The Company believes that the amounts in dispute are appropriately due under terms of the contracts and expects the amounts to be realized. The Company is planning to vigorously pursue collection of these amounts through all available means under the contract terms, including arbitration. However, there can be no assurance that the carrying amounts of these receivables of approximately $2,800 will be realized.

NOTE 7 - RESTATEMENT OF 1998 AND FIRST QUARTER 1999

As a result of the Company's regular quarterly financial statement review with its independent accountants, the Company determined that it would restate the prior period amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several 1998 software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999 became subject to dispute by the contracting parties. For all contracts for which revenue has been restated in 1998 and 1999, all amounts billed are included in accounts receivable as of June 30, 1999 with a corresponding offset included in deferred revenues. Any amounts stipulated in the contract which have not been invoiced have not been recognized in the financial statements. The restatement has resulted in a reduction in revenue for each of the quarterly periods in 1998 and the first quarter of 1999. A summary of the effects of the restatement on the affected statement of operations is as follows:



                                  THREE MONTHS ENDED            THREE MONTHS ENDED            THREE MONTHS ENDED
                                    MARCH 31, 1998                 JUNE 30, 1998              SEPTEMBER 30, 1998
                                       UNAUDITED                     UNAUDITED                    UNAUDITED
                               -------------------------     ------------------------      -------------------------
                               AS REPORTED      RESTATED     AS REPORTED      RESTATED     AS REPORTED      RESTATED
                               -----------      --------     -----------      --------     -----------      --------
Statement of Operations:

  Software license                 $4,687        $ 2,687        $ 6,059        $ 4,114        $ 1,866        $ 1,653
  Service and maintenance           2,821          2,821          3,192          3,159          4,243          4,129
  Total revenues                    7,508          5,508          9,251          7,273          6,109          5,782
  Operating income (loss)             511         (1,489)        (1,123)        (3,101)        (6,007)        (6,334)
  Net income (loss)                $  784        $(1,216)       $  (868)       $(2,846)       $(5,781)       $(6,108)
  Net income (loss) per share:
    Basic                          $ 0.05        $ (0.07)       $ (0.05)       $ (0.17)       $ (0.33)       $ (0.35)
    Diluted                        $ 0.05        $ (0.07)       $ (0.05)       $ (0.17)       $ (0.33)       $ (0.35)


                                  THREE MONTHS ENDED               YEAR ENDED
                                  DECEMBER 31, 1998             DECEMBER 31, 1998
                                      UNAUDITED
                               -------------------------     ------------------------
                               AS REPORTED      RESTATED     AS REPORTED      RESTATED
                               -----------      --------     -----------      --------
Statement of Operations:

  Software license                $ 3,501        $ 2,088       $ 16,113       $ 10,542
  Service and maintenance           3,822          3,645         14,078         13,754
  Total revenues                    7,323          5,733         30,191         24,296
  General and administrative        3,122          2,322          6,991          6,191
  Total operating expenses          9,820          9,020         30,866         30,066
  Operating loss                   (6,397)        (7,187)       (13,016)       (18,111)
  Net loss                        $(6,271)       $(7,061)      $(12,136)      $(17,231)
  Net loss per share:
    Basic                         $ (0.36)       $ (0.41)      $  (0.72)      $  (1.02)
    Diluted                       $ (0.36)       $ (0.41)      $  (0.72)      $  (1.02)



                                  THREE MONTHS ENDED
                                    MARCH 31, 1999
                                      UNAUDITED
                               -------------------------
                               AS REPORTED      RESTATED
                               -----------      --------
Statement of Operations:

  Software license                $ 1,055        $   855
  Service and maintenance           3,281          3,133
  Total revenues                    4,336          3,988
  Operating loss                   (7,625)        (7,973)
  Net loss                        $(7,551)       $(7,899)
  Net loss per share:
    Basic                         $ (0.44)       $ (0.46)
    Diluted                       $ (0.44)       $ (0.46)


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1998 (amendment pending to give effect to restatement).

RESULTS OF OPERATIONS

      Restatement. The condensed consolidated financial statements included and discussed herein contain comparative amounts previously reported which have been restated to reflect a change in the original revenue recognition for certain contracts. (See Note 7 to the condensed consolidated financial statements for effects on prior period statements.) All prior period comparative amounts discussed below are as restated.

      Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 45.9%, from $7.3 million for the three months ended June 30, 1998 to $3.9 million for the three months ended June 30, 1999. Year to date revenues decreased 38.0% from $12.8 million in 1998 to $7.9 million for the same period in 1999. One customer provided approximately 22.2% and three customers provided approximately 49.9% of the total revenues for the three months ended June 30, 1999 and 1998, respectively. Two customers provided approximately 28.5% and three customers provided approximately 51.6% of the total revenues for the six months ended June 30, 1999 and 1998, respectively.

      Software license revenues decreased 84.0%, from $4.1 million for the three months ended June 30, 1998 to $0.7 million for the three months ended June 30, 1999. Year to date software license revenues decreased 77.8% from $6.8 million in 1998 to $1.5 million in 1999. The Company believes that the decline in software license revenue was primarily due to continued delays in companies' buying decisions as a result of their focus on Year 2000 issues.

      Service and maintenance revenues increased 3.8%, from $3.2 million for the three months ended June 30, 1998 to $3.3 million for the three months ended June 30, 1999. Year to date service and maintenance revenues increased 7.2% from $6.0 million in 1998 to $6.4 million in 1999. The increase was primarily attributable to the growth of the installed base of customers, which resulted in an increased maintenance revenue stream.

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

      Cost of software license revenues decreased 85.8%, from $664,000 for the three months ended June 30, 1998 to $94,000 for the three months ended June 30, 1999. Cost of software license revenues as a percentage of software license revenues decreased from 16.1% for the three months ended June 30, 1998 to 14.3% for the three months ended June 30, 1999. Year to date, the cost of software license revenues decreased 85.7% from $1.1 million in 1998 to $162,000 in 1999, while decreasing as a percentage of software license revenue from 16.6% in 1998 to 10.7% in 1999. The decrease in cost of software license revenues in dollar amount was primarily attributable to lower third-party license fee revenues which resulted in lower royalties.

      Cost of service and maintenance revenues decreased 6.3%, from $2.1 million for the three months ended June 30, 1998 to $2.0 million for the three months ended June 30, 1999. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 66.7% for the three months ended June 30, 1998 to 60.2% for the three months ended June 30, 1999. Year to date, the cost of service and maintenance revenues increased 18.6% from $3.9 million in 1998 to $4.6 million in 1999, and increased as a percentage of service and maintenance revenues from 64.5% in 1998 to 71.4% in 1999. The decrease in dollar amount for the three months ended June 30, 1999 was primarily the result of the actions taken by the Company in the first quarter to reduce the staffing in the service organization. The increase in dollar amount for the six months ended June 30, 1999 resulted primarily from under utilization in the Company's consulting organization during the three months ended March 31, 1999.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 29.5%, from $2.6 million for the three months ended June 30, 1998 to $1.8 million for the three months ended June 30, 1999. Year to date sales and marketing expenses decreased 9.5% from $4.7 million in 1998 to $4.3 million in 1999. The decrease in dollar amount was primarily attributable to decreased staffing in the direct sales force and sales and marketing organizations as the Company took actions to align its sales and marketing organizations costs with its anticipated revenues. Sales and marketing expenses as a percentage of total revenues increased from 35.8% to 46.7% for the three months ended June 30, 1998 and 1999, respectively, and from 37.1% to 54.2% for year to date 1998 and 1999, respectively. The increases in these percentages were primarily due to a decreasing revenue base.

      Product Development (Excluding Acquired In-Process Research and Development). Product development expenses include software development costs and consist primarily of engineering personnel costs.

      Product development expenses decreased 16.8%, from $2.3 million for the three months ended June 30, 1998 to $1.9 million for the three months ended June 30, 1999. Year to date product development expenses increased 6.4% from $4.3 million in 1998 to $4.6 million in 1999. The year to date increase in product development expenses was due primarily to an increase in staffing during the first quarter that was needed to complete work on the Company's latest version of its software. Product development expenses as a percentage of total revenues increased from 31.7% to 48.7% for the three months ended June 30, 1998 and 1999, respectively, and from 33.8% to 58.1% for year to date 1998 and 1999, respectively. The increases in these percentages were primarily due to a decreasing revenue base.

      General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts and outside professional fees. General and administrative expenses increased 129.9%, from $805,000 for the three months ended June 30, 1998 to $1.9 million for the three months ended June 30, 1999. Year to date general and administrative expenses increased 189.3% from $1.4 million in 1998 to $4.1 million in 1999. The increase was primarily attributable to an increase in the reserve for bad debts, commencement of amortization of acquired software and goodwill associated with the June 1998 acquisition of The Dodge Group and an increase in administrative personnel as a result of The Dodge Group acquisition. General and administrative expenses as a percentage of total revenues increased from 11.1% to 47.0% for the three months ended June 30, 1998 and 1999, respectively, and from 11.1% to 51.7% for year to date 1998 and 1999, respectively. The increase in these percentages were primarily due to a decreasing revenue base.

      Goodwill Impairment. During June 1999 management conducted a periodic impairment assessment of the intangible assets resulting from the Dodge acquisition. As a result of that review, management concluded that an impairment had occurred with the goodwill and that a $4.2 million write down of goodwill to a carrying value of $0.3 million should be recorded in the second quarter of 1999 (see Note 4 to the condensed consolidated financial statements.) The Company's financial data warehouse products based on existing technologies are expected to continue generating revenue through 2002, and thereafter, be substantially replaced by more advanced technologies currently under development. However, future research and development spending on follow-on technologies will be dependent on management's prioritization of investments under conditions of limited financial resources (see Liquidity and Capital Resources section). As a result, expected future revenue and cash flows from the acquired Dodge business have been revised downward significantly, causing the impairment of goodwill.

      Prior to the reassessment, the unamortized balance of the intangible assets was $6.2 million, consisting of $1.7 million of acquired software and $4.5 million of goodwill. After assessment of the acquired software asset, management concluded that the carrying value approximated net realizable value for that software. Management also assessed the related goodwill arising from the Dodge acquisition in accordance with established policies. The economic factors indicated above have caused management to revise downward its estimates of future cash flows from current and future products associated with the Dodge business as a whole. As a result of management's analysis, and using the best information available, management recorded a goodwill impairment charge of $4.2 million in the second quarter to reduce the carrying amount of the goodwill to $0.3 million.

      In applying its policy for assessing the carrying amount of the goodwill for impairment, management first estimated future cash flows from the acquired Dodge business generated from existing and planned future product introductions over the next four years (estimated remaining useful life), and assumed a terminal value factor after the fourth year based on a range of EBITDA multiples for a sample of comparable public financial software companies. That estimate was then compared to the carrying amount of the underlying assets, and on that basis management concluded that an impairment existed. In measuring the impairment, the estimated future cash flows were discounted to a net present value at 25%, a rate consistent with that used in the original purchase accounting for the Dodge business. The goodwill was then reduced accordingly to reflect the difference between its carrying amount and estimated fair value.

      Management will continue, periodically, to conduct reassessments of the value of the acquired software and goodwill. Because the estimates made in these reassessments are inherently subjective, there can be no assurance that future reassessments will not result in further reductions of the carrying value of these assets.

       Acquired In-Process Research and Development. As a result of the June 24, 1998 acquisition of The Dodge Group, there is a one-time charge of $1.9 million for acquired in-process research and development in the three-month and six-month periods ended June 30, 1998.

      Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the three-month or year to date periods ended June 30, 1999 and 1998. The Company has reported only annual tax losses to date and consequently has approximately $31.0 million and $7.3 million of U.S. and foreign net operating loss carryforwards, respectively, which expire at various times through the year 2018, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization.

      Supplemental Disclosure of Net Income (Loss) and Income (Loss) per Share Actual and Excluding Nonrecurring Charges. Excluding the one-time charges for acquired in-process research and development of $1.9 million, restructuring charge of $1.9 million and goodwill impairment of $4.2 million, as described above, unaudited net loss and loss per share are as follows:

                                         THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------------------    ----------------------------------------------
                                  1999        1999(a)       1998        1998(b)      1999        1999(c)      1998        1998(b)
                                 ACTUAL    SUPPLEMENTAL    ACTUAL    SUPPLEMENTAL   ACTUAL    SUPPLEMENTAL   ACTUAL    SUPPLEMENTAL
                                 ------    ------------   -------    ------------   ------    ------------   ------    ------------
                                                             (AS RESTATED)                            (AS RESTATED)
Supplemental net loss          $ (7,952)     $ (3,728)    $ (2,846)    $  (956)    $(15,851)   $ (9,731)     $(4,062)    $(2,172)

Percent of revenue              (202.0%)       (94.7%)      (39.1%)     (13.1%)     (200.0%)    (122.8%)      (31.8%)     (17.0%)

Supplemental net loss
  per share

    Basic                      $  (0.46)     $  (0.21)    $  (0.17)    $ (0.06)     $ (0.91)   $  (0.56)     $ (0.25)    $ (0.13)

    Diluted                    $  (0.46)     $  (0.21)    $  (0.17)    $ (0.06)     $ (0.91)   $  (0.56)     $ (0.25)    $ (0.13)


(a)  Excludes one-times charge of $4.2 million for goodwill impairment

(b) Excludes one-time charge of $1.9 million for acquired in-process research & development

(c) Excludes one-time charges of $4.2 million for goodwill impairment and $1.9 million restructuring charge

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

      As of June 30, 1999, the Company had cash, cash equivalents and marketable securities of $3.3 million, a decrease of $7.6 million from December 31, 1998. The Company's working capital at June 30, 1999 was a deficiency of $3.3 million, compared to $7.5 million at December 31, 1998.

      The Company's operating activities resulted in net cash outflow of $7.2 million for the six months June 30, 1999, principally from the net operating loss. Investing activities, consisting of capital expenditures, resulted in net cash outflow of $323,000 for the six months ended June 30, 1999. The Company's financing activities resulted in a net cash inflow for the six months ended June 30, 1999 of $1.8 million, principally from the sale of short-term investments.

      The Company's Board of Directors has adopted a share repurchase program authorizing the Company to purchase up to 1.0 million shares of its common stock on the open market. As of June 30, 1999 the Company has purchased 135,000 common shares at a total cost of $463,000.

      Since its initial public offering in 1997, the Company has experienced recurring losses and net cash outflows from operations and expects to incur additional losses from operations. The Company has funded its operating losses principally from available cash resources since that time. As disclosed in prior periods, management has taken actions to reduce costs in response to a general business slowdown that began in the second half of 1998 and which has continued through June 30, 1999. Management is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. In addition, as of June 30, 1999 the Company had a negative working balance of $3.3 million. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to obtain additional funding or generate sufficient cash from operations to meet future cash needs in which case the Company's financial condition and results of operations could be materially adversely affected. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as going concern.


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

     We have formed a management team assigned with the task of assessing the programs and systems of the entities with whom we have commercial relationships; questionnaires have been sent out and responses are being evaluated for possible next steps. We have identified risks and uncertainties and are resolving those by working with the relevant vendors and providers, by working internally to identify alternative sourcing and by formulating contingency plans to deal with those risks and uncertainties. To date, however, we have not contingency plan. We expect the resolution of all risks and uncertainties, if any, to be completed by December 31, 1999. We do not currently anticipate that the total cost of any year 2000 remediation efforts that may be needed will be material.


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

               (4)(vii) The Company used approximately $20.2 million of the proceeds from the initial public offering for ongoing operations of the Company ($17.8 million), the purchase and installation of property and equipment ($1.2 million), the payment of convertible notes payable in connection with the Dodge acquisition ($754,000)and the purchase 135,000 shares ($463,000) of its common stock on the open market under the Company's share repurchase program. Other than officers salaries and severance payments, no payments of these expenses were to persons other than
                           (a) directors or officers of the Company or their associates, (b) persons owning 10% or more of the equity securities of the Company or (c) affiliates of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Stockholders on April 29, 1999 (the "Annual Meeting").

         (b) At the Annual Meeting, the stockholders elected each of Jennifer V. Cheng and Brian P. Friedman as a Class II director of the Company for a three-year term by a vote of 14,442,273 shares for and 2,851,349 shares withheld and 13,628,623 shares for and 3,664,999 shares withheld, respectively.


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

                                         FLEXIINTERNATIONAL SOFTWARE, INC.



                                         By: /s/ Stefan R. Bothe
                                             --------------------------------
                                             Stefan R. Bothe, Chairman & CEO

Date: August 16, 1999

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

27.1      Financial Data Schedule (six month period ended June 30, 1999).