Form 10-Q/A
period 1998-03-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-11-05
CIK 1015464

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

(MARK ONE)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934.

 For the quarterly period ended March 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934.

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

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999, became subject to dispute by the contracting parties. Revenue was initially recorded, and is herein being restated, for one of those contracts in the first quarter of 1998. The Company has restated its financial statements for the quarter ended March 31, 1998 (See Note 5 to the Company's condensed financial statements).

This Amendment No. 1 of Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 and Exhibit 27.1 of the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 for the quarter ended March 31, 1998.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS



                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements
            Condensed Balance Sheet...................................  4
            Condensed Statement of Operations.........................  5
            Condensed Statement of Cash Flows.........................  6
            Notes to Condensed Financial Statements...................  7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................... 10

PART II. OTHER INFORMATION
         Signature.................................................... 13

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                        FLEXIINTERNATIONAL SOFTWARE, INC.
                             CONDENSED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                  March 31,       December 31,
                                                                                    1998              1997
                                                                                  ---------       ------------
                                                                               (restated, see      (audited)
                                                                                   note 5)
         ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 17,978        $ 24,622
  Short-term investments                                                              4,412              --
  Accounts receivable, net of allowance for doubtful
    accounts of $670 and $672, respectively                                           8,690           8,571
  Prepaid expenses and other current assets                                             750           1,143
                                                                                   --------        --------
        Total current assets                                                         31,830          34,336

Property and equipment at cost, net of accumulated depreciation
 and amortization of $1,553 and $1,392, respectively                                  1,280           1,222
Other assets, net of accumulated amortization of $203 and $197, respectively            132             112
                                                                                   --------        --------

        Total assets                                                               $ 33,242        $ 35,670
                                                                                   ========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                            $  3,659        $  4,409
  Current portion of capital lease obligations                                          236             206
  Deferred revenues                                                                   2,449           3,045
                                                                                   --------        --------
        Total current liabilities                                                     6,344           7,660

Long-term portion of capital lease obligations                                          382             304
                                                                                   --------        --------

        Total liabilities                                                             6,726           7,964
                                                                                   --------        --------

Stockholders' equity:
  Common stock: $.01 par value; 50,000,000 shares authorized;
    issued and outstanding shares - 16,506,753 and 16,492,008,  respectively            165             165
  Additional paid-in capital                                                         49,775          49,749
  Accumulated deficit                                                               (23,424)        (22,208)
                                                                                   --------        --------
        Total stockholders' equity                                                   26,516          27,706
                                                                                   --------        --------

        Total liabilities and stockholders' equity                                 $ 33,242        $ 35,670
                                                                                   ========        ========


            See accompanying notes to condensed financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                           Three Months Ended March 31,
                                           ----------------------------
                                               1998             1997
                                           -------------     ----------
                                            (Restated,
                                            see Note 5)
Revenues:
  Software license                           $  2,687        $ 1,311
  Service and maintenance                       2,821          1,236
                                             --------        -------
        Total revenues                          5,508          2,547

Cost of revenues:
  Software license                                467            296
  Service and maintenance                       1,753            777
                                             --------        -------
        Total cost of revenues                  2,220          1,073

Operating expenses:
  Sales and marketing                           2,143          1,561
  Product development                           2,022          2,152
  General and administrative                      612            595
                                             --------        -------
Total operating expenses                        4,777          4,308
                                             --------        -------

Operating loss                                 (1,489)        (2,834)
Interest income                                   286             13
Interest expense                                  (13)           (26)
                                             --------        -------
Loss before provision for income taxes         (1,216)        (2,847)
Provision for income taxes                         --             --
                                             --------        -------

Net loss                                     $ (1,216)       $(2,847)
                                             ========        =======

Net loss per share:
  Basic                                      $  (0.07)       $ (0.52)
  Diluted                                    $  (0.07)       $ (0.52)

Weighted average shares:
  Basic                                        16,500          5,484
  Diluted                                      16,500          5,484



            See accompanying notes to condensed financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                         1998           1997
                                                                    -------------    -----------
                                                                      (Restated,
                                                                      see Note 5)
Cash flows from operating activities:
Net loss                                                              $ (1,216)       $(2,847)
Non-cash items included in net loss:
   Depreciation and amortization                                           167            117
   Provision for doubtful accounts                                          --             75
Change in operating accounts:
   Accounts receivable                                                    (119)        (2,459)
   Prepaid expenses and other assets                                       367            (91)
   Accounts payable and accrued expenses                                  (717)           524
   Deferred revenue                                                       (596)         1,021
                                                                      --------        -------
Net cash used in operating activities                                   (2,114)        (3,660)

Cash flows from investing activities:
Purchase of property and equipment                                        (113)          (173)
                                                                      --------        -------
Net cash used in investing activities                                     (113)          (173)

Cash flows from financing activities:
  Purchase of short-term investments                                    (4,412)            --
  Proceeds from sales of common stock, net of stock issue costs             --          4,300
  Proceeds from exercise of stock options and warrants                      26             13
  Repayments of convertible note payable                                    --            (43)
  Payments of capital lease obligations                                    (31)           (68)
                                                                      --------        -------
Net cash (used in) provided by financing activities                     (4,417)         4,202
                                                                      --------        -------

(Decrease) increase in cash and cash equivalents                        (6,644)           369
                                                                      --------        -------
Cash and cash equivalents at beginning of period                        24,622          3,273
                                                                      --------        -------
Cash and cash equivalents at end of period                            $ 17,978        $ 3,642
                                                                      ========        =======



            See accompanying notes to condensed financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION. The condensed financial statements contain amounts that have been restated to reflect a change in the revenue recognition for a contract (see Note 5).

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 1998. The results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

NOTE 2 - LOSS PER SHARE

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company has presented basic and diluted loss per share for all periods. The number of shares used in the March 31, 1998 and 1997 diluted per share calculations do not include the effect of outstanding stock options, as the effect would be anti-dilutive.

In February 1998, the SEC issued Staff Accounting Bulletin No. 98 ("SAB No. 98"). SAB No. 98 requires the disclosure of historical earnings per share information for all pre initial public offering periods in accordance with SFAS No. 128. As a result, the Company has included historical net loss per share for all periods presented.

NOTE 3 - REVENUE RECOGNITION

The Company licenses software under noncancellable license agreements through direct and indirect channels, and provides services including maintenance, training and consulting. Effective January 1, 1998, the Company has adopted SOP 97-2 "Software Revenue Recognition". Software license revenues through the Company's direct sales channel are recognized when persuasive evidence of an arrangement exists, the licensed products have been shipped, fees are fixed and determinable and collectibility is considered probable. Customers may elect to receive the licensed products pre-loaded and configured on a hardware unit. In this case, revenue is recognized when the licensed product are installed on the hardware unit, the unit is shipped and all other criteria are met. Software license royalties earned through the Company's indirect sales channel are recognized as such fees are reported to the Company. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Maintenance revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year. Revenues from training and consulting services are recognized as such services are performed. The Company does not require collateral for its receivables, and reserves are maintained for potential losses.

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

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 applies to all companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management continues to assess its reporting requirements under SFAS 130 and will make all required disclosures as necessary.

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

NOTE 5 - RESTATEMENT

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the prior period amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999 became subject to dispute by the contracting parties. For revenue which has been restated in the three months ended March 31, 1998, all amounts related to this contract were unbilled and therefore not included in the financial statements. A summary (unaudited) of the effects of the restatement follows (in thousands, except per share amounts):

                                                     Three Months Ended
                                                       March 31, 1998
                                                  ------------------------
                                                  As Reported     Restated
                                                  -----------     --------
STATEMENT OF OPERATIONS:

Software license revenue                            $ 4,687       $ 2,687
Total revenues                                        7,508         5,508
Operating income (loss)                                 511        (1,489)
Net income (loss)                                       784        (1,216)
Net income (loss) per share:
  Basic                                             $  0.05       $ (0.07)
  Diluted                                           $  0.05       $ (0.07)
Weighted average shares:
   Diluted                                           17,287        16,500

                                                       March 31, 1998
                                                  ------------------------
                                                  As Reported     Restated
                                                  -----------     --------
BALANCE SHEET:
Accounts receivable, net of allowance for
 doubtful accounts                                   $ 9,390      $ 8,690
Total current assets                                  32,530       31,830
Long-term receivable                                   1,300            -
Total assets                                          35,242       33,242
Accumulated deficit                                  (21,423)     (23,423)
Total stockholders' equity                            28,517       26,517
Total liabilities and stockholders' equity            35,242       33,242

NOTE 6 - SUBSEQUENT EVENTS - GOING CONCERN

Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (see Note 5) and; (3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

      Restatement. The condensed financial statements included and discussed herein contain amounts which have been restated to reflect a change in the original revenue recognition for a certain contract. (See Note 5 to the condensed financial statements for effects of the restatement.) The appropriate amounts below reflect the restatement.

      Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, increased 116.3%, from $2.5 million for the three months ended March 31, 1997 to $5.5 million for the three months ended March 31, 1998. Three customers provided approximately 54.0% of the total revenues for the three months ended March 31, 1998.

      Software license revenues increased 105.0%, from $1.3 million for the three months ended March 31, 1997 to $2.7 million for the three months ended March 31, 1998. Flexi's growth was due to revenue from new clients and existing clients. Service and maintenance revenues increased 128.2%, from $1.2 million for the three months ended March 31, 1997 to $2.8 million for the three months ended March 31, 1998. The increase was primarily attributable to the growth of the installed base of customers and the increasing complexity of user requirements, which resulted in an increase in consulting service revenues.

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

      Cost of software license revenues increased 57.8%, from $296,000 for the three months ended March 31, 1997 to $467,000 for the three months ended March 31, 1998. Cost of software license revenues as a percentage of software license revenues decreased from 22.6% for the three months ended March 31, 1997 to 17.4% for the three months ended March 31, 1998. The increase in cost of software license revenues in dollar amount was primarily attributable to an increase in third-party software products distributed by the Company, as well as costs associated with increased sales volume.

      Cost of service and maintenance revenues increased 125.6%, from $0.8 million for the three months ended March 31, 1997 to $1.8 million for the three months ended March 31, 1998. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 62.9% for the three months ended March 31, 1997 to 62.1% for the three months ended March 31, 1998. The increase in dollar amount resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 37.3%, from $1.6 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998. The increase in dollar amount was primarily attributable to increased staffing in the direct sales force and sales and marketing organizations. Sales and marketing expenses as a percentage of total revenues decreased from 61.3% for the three months ended March 31, 1997 to 38.9% for the three months ended March 31,

1998 due to an increasing revenue base. The Company is in the process of expanding its distribution channels, both domestically and internationally and, accordingly, sales and marketing expenses are expected to increase in dollar amount in the future.

      Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

      Product development expenses decreased 6.0%, from $2.2 million for the three months ended March 31, 1997 to $2.0 million for the three months ended March 31, 1998. The decrease in product development expenses was due primarily to the reduction in externally contracted developers, offset somewhat by increased internal staffing. Product development expenses as a percentage of total revenues decreased from 84.5% for the three months ended March 31, 1997 to 36.7% for the three months ended March 31, 1998. The Company anticipates that product development expenses will increase in dollar amount in future periods as the Company continues to enhance the functionality of its core financial accounting and reporting and workflow applications and as it continues development work on the next releases of its suite of application modules.

      General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts and outside professional fees. General and administrative expenses increased 2.9%, from $595,000 for the three months ended March 31, 1997 to $612,000 for the three months ended March 31, 1998. General and administrative expenses as a percentage of total revenues decreased from 23.4% for the three months ended March 31, 1997 to 11.1% for the three months ended March 31, 1998 due to an increasing revenue base. The Company expects general and administrative expenses to increase in dollar amount in future periods due to the Company's growth as well as the additional expense of being a public company.

      Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the three-month periods ended March 31, 1998 and 1997. The Company has reported only annual tax losses to date and consequently has approximately $18.0 million of net operating loss carryforwards at December 31, 1997, which expire at various times through the year 2012, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of an ownership change. The annual limitation and the timing of attaining profitability may result in the expiration of net operating loss carryforwards before utilization.

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

      As of March 31, 1998, the Company had cash and cash equivalents of $18.0 million, a decrease of $6.6 million from December 31, 1997. The Company's working capital at March 31, 1998 was $25.5 million, compared to $26.7 million at December 31, 1997.

      The Company's operating activities resulted in net cash outflow of $2.1 million for the three months ended March 31, 1998, attributable primarily to the net loss and a reduction of accounts payable and accrued expenses. Investing activities, consisting of capital expenditures (primarily computer equipment), resulted in net cash outflow of $113,000 for the three months ended March 31, 1998. The Company's financing activities resulted in net cash outflow of $4.4 million for the three months ended March 31, 1998, primarily attributable to the purchase of short-term investments.

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

      Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (see Note 5) and; (3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment of report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FLEXIINTERNATIONAL SOFTWARE, INC.



                                         By: /s/ Stefan R. Bothe
                                             ---------------------------------
                                             Stefan R. Bothe, Chairman & CEO

Date: November 5, 1999

                                  EXHIBIT INDEX


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

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