Form 10-K/A
period 1998-12-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-11-05
CIK 1015464

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number:  000-23453

                        FLEXIINTERNATIONAL SOFTWARE, INC.
              ----------------------------------------------------
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

As of March 17, 1999, Registrant had 17,293,622 outstanding shares of Common Stock.

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999, became subject to dispute by the contracting parties. The Company has restated its financial statements for the year ended December 31, 1998 (See Note14 to the Company's consolidated financial statements).

This Annual Report on Form 10-K/A amends and restates Items 3, 6, 7 and 8 and
Exhibit 27 of the Company's previously filed Annual Report on Form 10-K filed on March 30, 1999.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                               PAGE
                                                                                               ----
PART I.

Item 3.     Legal Proceedings................................................................    1

PART II.
Item 6.     Selected Financial Data..........................................................    2
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations....................................................................    3
Item 8.     Financial Statements and Supplementary Data......................................   14

PART IV.
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................   15
            Signatures.......................................................................   15
            Exhibit Index....................................................................   16

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

FlexiFinancials, FlexiLedger, FlexiPayables and FlexiReceivables are registered trademarks, and the Flexi logo, FlexiAnalysis, FlexiAssets, FlexiDB, FlexiDesigner, FlexiDeveloper, FlexiInfoCenter, FlexiInfoSuite, FlexiInternational, FlexiInventory, FlexiObjects, FlexiOrders, FlexiPurchasing, FlexiSecure, FlexiTools, FlexiWorkFlow, FlexiFDW, FlexiFRE, FlexiFDE, FlexiFire, FlexiXL, FlexiOpenAccess, Flexi.Com,FlexiQuery, FlexiBatch, FlexiNet and FlexiDistribute are trademarks, of FlexiInternational Software, Inc. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

                                     PART I

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party to various disputes and proceedings arising from the ordinary course of general business activities. Depending on the amount and the timing, an unfavorable resolution of some or all these matters could materially adversely affect the Company's future results of operations or cash flows in a particular period and its financial condition.

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

                                                                               YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------------
                                                              1998 (1)       1997         1996         1995         1994
                                                              --------     --------     --------     --------     --------
                                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Revenues:
     Software license                                         $ 10,542     $ 13,901     $  5,205     $  3,166     $    562
     Service and maintenance                                    13,754        7,723        3,142        1,517          291
                                                              --------     --------     --------     --------     --------
        Total revenues                                          24,296       21,624        8,347        4,683          853
Cost of revenues:
     Software license                                            1,757          828          311           88            4
     Service and maintenance                                    10,584        5,450        2,181        1,708          324
                                                              --------     --------     --------     --------     --------
        Total cost of revenues                                  12,341        6,278        2,492        1,796          328

Operating expenses:
     Sales and marketing                                        11,233        7,820        4,978        4,350        1,927
     Product development                                        10,752        7,880        5,733        3,660        2,019
     General and administrative                                  6,191        2,316        2,453        1,316          679
       Acquired in-process research and development              1,890           --           --           --           --
                                                              --------     --------     --------     --------     --------
        Total operating expenses                                30,066       18,016       13,164        9,326        4,625
                                                              --------     --------     --------     --------     --------

Operating loss                                                 (18,111)      (2,670)      (7,309)      (6,439)      (4,100)

Net interest income (expense)                                      880           27         (138)         (48)          13
                                                              --------     --------     --------     --------     --------
Loss before provision for income taxes                         (17,231)      (2,643)      (7,447)      (6,487)      (4,087)
Provision for income taxes                                          --           --           --           --           --
                                                              --------     --------     --------     --------     --------

Net loss                                                      $(17,231)    $ (2,643)    $ (7,447)    $ (6,487)    $ (4,087)
                                                              ========     ========     ========     ========     ========


Net loss per share:
     Basic                                                    $  (1.02)    $  (0.42)    $  (1.91)    $  (1.72)    $  (1.08)
                                                              ========     ========     ========     ========     ========
     Diluted                                                  $  (1.02)    $  (0.42)    $  (1.91)    $  (1.72)    $  (1.08)
                                                              ========     ========     ========     ========     ========


Weighted average shares:
       Basic                                                    16,938        6,332        3,891        3,770        3,795
       Diluted                                                  16,938        6,332        3,891        3,770        3,795


                                                                               YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------------
                                                              1998 (1)       1997         1996         1995         1994
                                                              --------     --------     --------     --------     --------
                                                                                  (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                                     $  7,876     $ 24,622     $  3,273     $     15     $    870
Marketable securities                                            3,000           --           --           --           --
Working capital (deficit)                                        7,497       26,676        1,480       (2,917)      (1,138)
Total assets                                                    32,911       35,670        7,833        2,826        2,456
Redeemable convertible preferred stock                              --           --       15,509        7,450        3,230
Stockholders' equity (deficit)                                  16,614       27,706      (13,823)     (10,521)      (4,045)


(1) Restated, see Note14 to the consolidated financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      The Company designs, develops, markets and supports the Flexi Financial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse (FlexiFDW), FlexilnfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements.

      The Company's revenues are derived from two sources: software license revenues and service and maintenance revenues. Software license revenues have generally grown as additional applications have been released for general availability and the installed base of customers has increased. Service and maintenance revenues have grown due to the increase in the Company's installed base of customers and the growth in the Company's consulting services practice.

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

      Historically, the Company's revenues have been derived from both domestic sales and international sales, with the international sales comprising 30.4%, 16.9% and 15.2% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. With the June 1998 acquisition of Dodge the Company gained a larger international presence primarily in Europe and Asia. The Company's international sales generally have the same cost structure as its domestic sales. Historically, the Company's international sales were denominated in U.S. dollars, however, as a result of the Dodge acquisition, a majority of international sales are now denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

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

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                                   YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                         1998 (1)         1997            1996
                                                         --------         ----            ----

Revenues:
   Software license                                        43.4%          64.3%            62.4%
   Service and maintenance                                 56.6%          35.7%            37.6%
                                                          ------         ------           ------
      Total revenues                                      100.0%         100.0%           100.0%
Cost of revenues:
   Software license                                         7.2%           3.8%             3.7%
   Service and maintenance                                 43.6%          25.2%            26.1%
                                                          ------         ------           ------
      Total cost of revenues                               50.8%          29.0%            29.8%
Operating expenses:
   Sales and marketing                                     46.2%          36.2%            59.6%
   Product development                                     44.3%          36.4%            68.7%
   General and administrative                              25.5%          10.7%            29.4%
     Acquired in-process research and development           7.7%               -                -
                                                          ------         -------          -------
      Total operating expenses                            123.7%          83.3%           157.7%
                                                          ------         ------           ------
Operating loss                                            (74.5%)        (12.3%)          (87.5%)
Interest income (expense)                                   3.6%           0.1%            (1.7%)
                                                          ------         ------           -------
Loss before provision for income taxes                    (70.9%)        (12.2%)          (89.2%)
Provision for income taxes                                     -               -                -
                                                          ------         -------          -------
Net loss                                                  (70.9%)        (12.2%)          (89.2%)
                                                          =======        =======          =======

(1) Restated, see Note14 to the consolidated financial statements.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, increased 12.4%, from $21.6 million for the year ended December 31, 1997 to $24.3 million for the year ended December 31, 1998. Domestic revenues, those derived from sales in the U.S. decreased 5.9% from $18.0 million for the year ended December 31, 1997 to $16.9 million for the year ended December 31, 1998. International revenues, those derived from sales outside of the U.S. increased 102.2% from $3.7 million for the year ended December 31, 1997 to $7.4 million for the year ended December 31, 1998. In the first half of 1998, revenues grew 131.5%, as compared to the first half of 1997, from $5.5 million to $12.8 million, while in the second half of 1998, revenues declined 28.5% as compared to the second half of 1997, from $16.1 million to $11.5 million. This revenue slowdown was primarily due to delays in potential customers' buying decisions, as they began to prepare for the new millennium, and slower than anticipated integration of the Dodge acquisition.

      Software license revenues decreased 24.2%, from $13.9 million for the year ended December 31, 1997 to $10.5 million for the year ended December 31, 1998. The decline was due primarily to delays in potential customers' buying decisions, as they began to prepare for the new millennium partially offset by growth in international sales, primarily as a result of the Dodge acquisition. Service and maintenance revenues increased 78.1%, from $7.7 million for the year ended December 31, 1997 to $13.8 million for the year ended December 31, 1998. The increase was primarily attributable to the growth of the installed base of customers that resulted in an increase in maintenance revenues.

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

      Cost of software license revenues increased 112.2%, from $828,000 for the year ended December 31, 1997 to $1.8 million for the year ended December 31, 1998. Cost of software license revenues as a percentage of software license revenues increased from 6.0% for the year ended December 31, 1997 to 16.7% for the year ended December 31, 1998. The increase in cost of revenues in dollars was primarily due to an increase in third-party software products distributed by the Company, the acquisition of Dodge, as well as costs associated with increased sales volume. The increase in cost of revenue as a percentage of software license revenues was primarily due an increase in the proportion of third-party products sold as a percentage of total license fees.

      Cost of service and maintenance revenues increased 94.2%, from $5.5 million for the year ended December 31, 1997 to $10.6 million for the year ended December 31, 1998. The increase in the dollar amount of such costs resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base and additional costs related to Dodge personnel subsequent to the acquisition. Cost of service and maintenance revenues as a percentage of service and maintenance revenues increased from 70.6% for the year ended December 31, 1997 to 77.0% for the year ended December 31, 1998, due to lower utilization rates of our client services staff, which resulted from increased staffing in anticipation of continued revenue growth (see Revenues above and Restructuring below).

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 43.6%, from $7.8 million for the year ended December 31, 1997 to $11.2 million for the year ended December 31, 1998. The increase in dollar amount was primarily attributable to increased staffing in the direct sales force and sales and marketing organizations, primarily as a result of the Dodge acquisition. Sales and marketing expenses as a percentage of total revenues increased from 36.2% for the year ended December 31, 1997 to 46.2% or the year ended December 31, 1998. This increase was primarily due to increased staffing in anticipation of continued revenue growth (see Revenues above and Restructuring below).

      Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

      Product development expenses increased 36.4%, from $7.9 million for the year ended December 31, 1997 to $10.8 million for the year ended December 31, 1998. The increase in product development expenses was due primarily to the increase in software specialists, primarily as a result of the Dodge acquisition, as well as salary increases required to attract and retain skilled personnel in a highly competitive labor market. The Company continued to hire software specialists, in 1998, in anticipation of continued revenue growth (see Revenues above and Restructuring below). Product development expenses as a percentage of total revenues increased from 36.4% for the year ended December 31, 1997 to 44.3% for the year ended December 31, 1998. The Company will continue to enhance the functionality of its core financial accounting and reporting and workflow applications.

      General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses increased 167.3%, from $2.3 million for the year ended December 31, 1997 to $6.2 million for the year ended December 31, 1998. General and administrative expenses as a percentage of total revenues increased from 10.7% for the year ended December 31, 1997 to 25.5% for the year ended December 31, 1998. The increase in general and administrative expenses was primarily due to an increase in provisions for doubtful accounts, increased legal and professional fees as a result of a full year's effect of being a public company, costs of administrative personnel as a result of the Dodge acquisition, and commencement of amortization of acquired software and goodwill associated with the June 24, 1998 acquisition of Dodge.

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

      Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the years ended December 31, 1998 or 1997 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently has approximately $32.6 million and $7.3 million of U.S. and foreign net operating loss carryforwards, respectively, which expire at various times through the year 2018, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at December 31, 1998 were $16.2 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 1998 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

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

      As of December 31, 1998, the Company had cash and cash equivalents of $7.9 million, a decrease of $16.7 million from December 31, 1997, the Company also had $3.0 million in short-term marketable securities at December 31, 1998. The Company's working capital at December 31, 1998 was $7.5 million, compared to $26.7 million at December 31, 1997. As of March 30, 1999 the Company had cash and cash equivalents of $4.8 million and $3.0 million in short-term marketable securities.

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

      The Company had a working capital revolving line of credit with a bank, which was secured by the Company's accounts receivable. The amount available under this facility is limited to the lesser of 80% of the Company's eligible accounts receivable, or $5.0 million. The facility will expire on May 17, 1999, unless renewed. The Company is currently in negotiations with the bank, and the Company expects that it will be successful in renewing the facility. At March 29, 1999 the company had $2.0 million outstanding under this line of credit.

       Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (see Note 14a) and; (3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      Limited Operating History; Accumulated Deficit; Net Losses. The Company began operations in 1991 and released its first products in 1993. Most of the Company's revenues to date have been attributable to the licensing of its financial accounting software products and the provision of related consulting, training and software installation services. The Company's FlexiFinancials, FlexilnfoAccess and FlexiTools financial accounting products, which the Company anticipates will provide the principal source of new license revenues for the foreseeable future, have a limited history of customer acceptance and use. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified management and other employees, continue to upgrade its technologies and commercialize products and services that incorporate such technologies and achieve market acceptance for its products and services. There can be no assurance that the Company will be successful in addressing such risks. The Company had an accumulated deficit of $39.7 million at December 31, 1998 and incurred net losses of $17.2 million and $2.6 million during 1998 and 1997, respectively. To date, the Company has only been profitable during the last two quarters of 1997, and there can be no assurance that the Company will regain its profitability on a quarterly basis. As of December 31, 1998, management of the Company evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which consist principally of net operating loss carryforwards. Management has considered the history of losses and concluded that, as of December 31, 1998, it is more likely than not that the Company will not generate sufficient taxable income prior to the expiration of the net operating losses in 2012. Accordingly, the Company has recorded a full valuation allowance for its deferred tax assets at December 31, 1998.

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

      The Company faces significant challenges in managing growth. The Company recently experienced a period of rapid growth that continues to place a significant strain on its management and other resources. Total revenues increased from $4.7 million in 1995 to $8.3 million in 1996 to $21.6 million in 1997 and $24.3 million in 1998. This growth has placed, and is expected to continue to place, a significant strain on the Company's management and operations. In addition, all but one member of the Company's senior management team have been with the Company for less than a year, senior management has had limited experience in managing publicly traded companies and more than half of the Company's sales and marketing professionals have been with the Company for less than a year. If the Company's management is unable to manage complexity and growth effectively, the quality of the Company's products and its business, financial condition and results of operations could be materially adversely affected.

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

      Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its FlexiFinancials, FlexilnfoAccess and FlexiTools financial accounting products and the provision of consulting, training and software installation services in connection therewith. The Company currently expects that the licensing of its financial accounting software, and the provision of related services, will account for a substantial portion of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend, in significant part, on the continued market acceptance of the Company's existing products and the successful development, introduction and customer acceptance of new and enhanced versions of its software products and services. There can be no assurance that the Company will be successful in developing and marketing its financial accounting products.

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

      Concentration of Customers. Historically, a limited number of customers have accounted for a significant percentage of the Company's revenues in each year. During the years ended December 31, 1998, 1997 and 1996, two customers, two customers and one customer, respectively, each represented 10% or more of the Company's total revenues (or an aggregate of 31.7%, 40.2% and 12.3% of total revenues, respectively). Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. The failure of the Company to enter into a sufficient number of licensing agreements during a particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Risks Associated with International Operations. The Company's international sales represented approximately 30.4%, 16.9% and 15.2% of total revenues during 1998, 1997 and 1996, respectively. The Company's international presence increased by virtue of its acquisition of Dodge. As a result of the acquisition the Company now has an office in London and distributors in Hong Kong and Japan. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products and services. The Company's international sales are generally denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights.

There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.

      Risks Associated with Dataworks Accounts Receivable. On December 31, 1998, Platinum Software, Inc. a competitor of Flexi, acquired Dataworks, a Flexi FIP. Under the terms of Flexi's contract with Dataworks, if Dataworks were acquired by a competitor of Flexi on or before December 31, 1998, the relationship with Dataworks would terminate and $800,000 of guaranteed royalty payments still to be paid would no longer be due to Flexi. However, the remaining guaranteed royalty payments of $950,000 would become due under the contract terms. Of this amount, $500,000 was not billed as of December 31, 1998, and as such is not included in accounts receivable. Also due is $83,000 for services performed by Flexi under the contract. The Company continues to vigorously pursue the collection of all amounts owed and believes that the contract provisions governing payments of these remaining amounts are clear and that, despite the termination of the FIP relationship, the amounts will be realized, but there can be no assurance that such will be the case.

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

      The Year 2000 issue is relevant to three areas of the Company's business:
(1) the Company's accounting software products, (2) the Company's internal computer systems and (3) the computer systems of significant suppliers or customers of the Company. Each such area is addressed below.

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

         2. INTERNAL SYSTEMS. The Company's internal computer programs and operating systems relate to virtually all segments of the Company's business, including merchandising, customer database management, marketing, order processing, order fulfillment, contract management, customer service and financial reporting. These programs and systems consist primarily of:

        -- Application Systems. These systems automate and manage business functions such as accounting and financial reporting.

        -- Personal Computers and Local Area Networks. These systems are used for word processing, document management and other similar administrative functions.

        -- Telecommunications Systems. These systems provide telephone, voicemail, e-mail, Internet and intranet connectivity, and enable the Company to manage overall internal and external communications.

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

         3. THIRD-PARTY SYSTEMS. The computer programs and operating systems used by entities with whom the Company has commercial relationships pose potential problems relating to the Year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems. The Company believes that the programs and operating systems used by entities with whom it has commercial relationships generally fall into two categories:

         -- First, the Company relies upon programs and systems used by providers of basic services necessary to enable the Company to reach, communicate and transact business with its suppliers and customers. Examples of such providers include the United States Postal Service, UPS, telephone companies, other utility companies and banks. Services provided by such entities affect almost all facets of the Company's operations. However, these third-party dependencies are not specific to the Company's business, and disruptions in their availability would likely have a negative impact on most enterprises within the software industry and on many enterprises outside the software industry. The Company believes that all of the most reasonably likely worst-case scenarios involving disruptions to its operations stemming from the Year 2000 issue relate to programs and systems in this first category.

         -- Second, the Company relies upon third parties for certain software code or programs that are embedded in, or work with, its products. The Company believes that the functionality of its products would not be materially diminished by a failure of such third-party software to be Year 2000 compliant. Nonetheless, the Company expects, as part of its plan for assessing third-party programs and systems, to solicit assurances of Year 2000 compliance from each provider of significant in-licensed software.

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

                                        FLEXIINTERNATIONAL SOFTWARE, INC.



                                        By: /s/ Stefan R. Bothe
                                            ------------------------------


Date: November 5, 1999

EXHIBIT NO.                     EXHIBIT INDEX DESCRIPTION
-----------                     -------------------------

3.1           Amended and Restated Certificate of Incorporation of the
              Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended
              (File No 333-38403) (the "Form S-1").
3.2           Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1.
4             Specimen certificate for shares of Common Stock is incorporated herein by reference to Exhibit 4 to the Form S-1.
10.1          1992 Stock Option Plan, as amended is incorporated herein by reference to Exhibit 10.1 to the Form S-1.
10.2          1997 Stock Incentive Plan, including forms of incentive and nonstatutory stock option agreements is incorporated herein by reference to Exhibit 10.2 to the Form S-1.
10.3          1997 Director Stock Option Plan, including form of option
              agreement is incorporated herein by reference to Exhibit 10.3 to the Form S-1.
10.4          1997 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to the Form S-1. 10.5 Registration
              Rights Agreement dated May 7, 1996, as amended, among the
              Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.5 to the Form S-1.
10.6          Series C Preferred Stock Purchase Agreement dated May 7, 1996 among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.8 to the Form S-1.
10.7          Warrant Agreement dated June 28, 1994 held by CDC Realty, Inc. is incorporated herein by reference to Exhibit 10.10 to the Form S-1.
10.8          Warrant Agreement dated July 25, 1995 issued to Comdisco, Inc.
              (exercisable for 45,000 shares) is incorporated herein by
              reference to Exhibit 10.11 to the Form S-1.
10.9          Warrant Agreement dated July 25, 1995 issued to Comdisco, Inc.
              (exercisable for 12,600 shares) is incorporated herein by
              reference to Exhibit 10.12 to the Form S-1.
10.10         Master Lease Agreement dated June 28, 1994 between the Registrant and Comdisco, Inc. is incorporated herein by reference to Exhibit
              10.13 to the Form S-1.
10.11         Letter Agreement dated April 30, 1997 between the Registrant and
              Fleet National Bank ("Fleet") is incorporated herein by reference to Exhibit 10.15 to the Form S-1.
10.12         Accounts Receivable Security Agreement dated April 30, 1997 between the Registrant and Fleet is incorporated herein by reference to Exhibit 10.16 to the Form S-1.
10.13         Promissory Note of the Registrant dated January 30, 1998 to Fleet in the principal amount of $5,000,000 is incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on
              form 10-K (File No 000-23453) for the fiscal year ended December
              31, 1997 (the "1997 10-K").
10.14         Subordination Agreement dated April 30, 1997 between the
              Registrant and the Connecticut Development Authority is
              incorporated herein by reference to Exhibit 10.18 to the Form S-1.
10.15         Standard Sublease Agreement dated February 7, 1996 between the
              Registrant and Symantec Corporation is incorporated herein by reference to Exhibit 10.19 to the Form S-1.
10.16         Warrant Agreement dated December 10, 1996 issued to Comdisco, Inc.
              is incorporated herein by reference to Exhibit 10.20 to the Form
              S-1.
10.17         Stockholders' Voting Agreement dated May 7, 1996 among the
              Registrant and the Stockholders (as defined therein) is
              incorporated herein by reference to Exhibit 10.21 to the Form S-1.
10.18         Participation Agreement dated May 7, 1996 among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.22 to the Form S-1.
10.19         Loan modification agreement dated January 30, 1998 between the
              Registrant and Fleet is incorporated herein by reference to
              Exhibit 10.19 to the 1997 10-K.
10.20         Agreement and Plan of Merger dated June 24, 1998 among the
              Registrant, Princess Acquisition Corporation and The Dodge Group,
              Inc. is incorporated by reference to Exhibit 2 to Current Report on Form 8-K, dated June 29, 1998 (File No 000-23453), as amended.
21            Subsidiary.
23            Consent of PricewaterhouseCoopers LLP.
27            Financial Data Schedule.

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

Consolidated Balance Sheet as of December 31, 1998 and 1997                      F-3

Consolidated Statement of Operations for the years ended
   December 31, 1998, 1997 and 1996                                              F-4

Consolidated Statement of Stockholders' Equity (Deficit) for
   the years ended December 31, 1998, 1997 and 1996                              F-5

Consolidated Statement of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                              F-6

Notes to Consolidated Financial Statements                                   F-7 - F-19

Report of Independent Accountants on Financial Statement Schedule               F-20

Valuation and Qualifying Accounts                                               F-21



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

As discussed in Note14a, the accompanying financial statements as of December 31, 1998 and for the year then ended have been restated with respect to the revenue recognition of certain contracts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14b to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
Stamford, Connecticut
January 26, 1999, except as
to Note 13 which is as of
February 26, 1999 and
to Note 14 which is as
of August 11, 1999

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                        DECEMBER 31,
                                                                                                   -----------------------
                                                                                                     1998           1997
                                                                                                     ----           ----
                                                                                                  (Restated,
                                                                                                  see Note 14)

      ASSETS
Current assets:
  Cash and cash equivalents                                                                        $  7,876       $ 24,622
  Marketable securities                                                                               3,000             --
  Accounts receivable, net of allowance for doubtful
    accounts of $812 and $672, respectively                                                          11,041          8,571
  Prepaid expenses and other current assets                                                             999          1,143
                                                                                                   --------       --------
        Total current assets                                                                         22,916         34,336

Property and equipment at cost, net of accumulated depreciation
  and amortization of $3,121 and $1,392, respectively                                                 2,732          1,222
Acquired software, net of accumulated amortization of $216 and $0, respectively (see Note 4)          1,944             --
Goodwill, net of accumulated amortization of $566 and $0, respectively (see Note 4)                   5,101             --
Other assets, net of accumulated amortization of $217 and $197, respectively                            218            112
                                                                                                   --------       --------
        Total assets                                                                               $ 32,911       $ 35,670
                                                                                                   ========       ========
         LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                                 $  3,199       $  1,489
  Accrued commissions                                                                                   725          1,209
  Accrued expenses                                                                                    3,483          1,711
  Current portion of capital lease obligations (see Note 6)                                             586            206
  Deferred revenues                                                                                   7,426          3,045
                                                                                                   --------       --------
        Total current liabilities                                                                    15,419          7,660

Long-term portion of capital lease obligations (see Note 6)                                             878            304
                                                                                                   --------       --------

        Total liabilities                                                                            16,297          7,964
                                                                                                   --------       --------

Commitments and contingencies (Note 12)                                                                  --             --

Stockholders' equity:
  Common stock: $.01 par value; 50,000,000 shares authorized;
    issued shares - 17,383,133 and 16,492,008,  respectively and
    outstanding shares - 17,293,622 and 16,492,008, respectively                                        174            165
  Additional paid-in capital                                                                         56,308         49,749
  Accumulated deficit                                                                               (39,656)       (22,208)
  Currency translation adjustment                                                                         2             --
  Common stock in treasury at cost - 89,511 and 0 shares, respectively                                 (214)            --
                                                                                                   --------       --------
        Total stockholders' equity                                                                   16,614         27,706
                                                                                                   --------       --------

        Total liabilities and stockholders' equity                                                 $ 32,911       $ 35,670
                                                                                                   ========       ========



          See accompanying notes to consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         1998           1997          1996
                                                                         ----           ----          ----
                                                                      (Restated,
                                                                      see Note 14)
Revenues:

  Software license                                                    $ 10,542           $ 13,901           $  5,205
  Service and maintenance                                               13,754              7,723              3,142
                                                                      --------           --------           --------
        Total revenues                                                  24,296             21,624              8,347

Cost of revenues:
  Software license                                                       1,757                828                311
  Service and maintenance                                               10,584              5,450              2,181
                                                                      --------           --------           --------
        Total cost of revenues                                          12,341              6,278              2,492

Operating expenses:
  Sales and marketing                                                   11,233              7,820              4,978
  Product development                                                   10,752              7,880              5,733
  General and administrative                                             6,191              2,316              2,453
  Acquired in-process research and development (see Note 4)              1,890                 --                 --
                                                                      --------           --------           --------

        Total operating expenses                                        30,066             18,016             13,164
                                                                      --------           --------           --------

Operating loss                                                         (18,111)            (2,670)            (7,309)

Net interest income (expense)                                              880                 27               (138)
                                                                      --------           --------           --------

Loss before provision for income taxes                                 (17,231)            (2,643)            (7,447)

Provision for income taxes                                                  --                 --                 --

Net loss                                                              $(17,231)          $ (2,643)          $ (7,447)
                                                                      ========           ========           ========

Net loss per share:
    Basic                                                             $  (1.02)          $  (0.42)          $  (1.91)
                                                                      ========           ========           ========
    Diluted                                                           $  (1.02)          $  (0.42)          $  (1.91)
                                                                      ========           ========           ========

Weighted average shares:
    Basic                                                               16,938              6,332              3,891
    Diluted                                                             16,938              6,332              3,891




          See accompanying notes to consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                        C0MMON STOCK           ADDITIONAL
                                                                     -------------------        PAID-IN       ACCUMULATED
                                                                     SHARES        AMOUNT       CAPITAL         DEFICIT
                                                                     ------        ------       -------         -------

Balance at January 1, 1996                                         3,774,522        $ 38        $  1,559         $(12,118)

  Issuance of common stock                                           885,000           9           3,531               --
  Compensation expense related to stock options granted
     and vested                                                           --          --             492               --
  Exercise of stock options                                           84,622           1             112               --
  Net loss                                                                --          --              --           (7,447)

Comprehensive income (loss)                                               --          --              --               --
                                                                  ----------        ----        --------         --------

Balance at December 31, 1996                                       4,744,144          48           5,694          (19,565)
  Issuance of common stock, net of stock issue costs               3,324,998          33          26,484               --
  Conversion of preferred shares to common stock                   7,861,350          79          15,433               --
  Issuance of common stock to vendor                                  47,938          --             289               --
  Exchange of debt for common stock                                  275,003           3           1,097               --
  Exercise of stock options and warrants                             238,575           2             752               --
  Net loss                                                                --          --              --           (2,643)

Comprehensive income (loss)                                               --          --              --               --
                                                                  ----------        ----        --------         --------


Balance at December 31, 1997                                      16,492,008         165          49,749          (22,208)

  Stock issued in conjunction with the acquisition of
     The Dodge Group                                                 863,500           9           6,512               --
  Treasury stock acquired                                                 --          --              --               --
  Shares issued for ESPP                                                  --          --              --              (13)
  Exercise of stock options                                           27,625          --              47             (204)
  Net loss (Restated, see Note 14)                                        --          --              --          (17,231)
  Currency translation adjustment                                         --          --              --               --

Comprehensive income (loss)  (Restated, see Note 14)                      --          --              --               --

Balance at December 31, 1998 (Restated, see Note 14)              17,383,133        $174        $ 56,308         $(39,656)
                                                                  ==========        ====        ========         ========








                                                                                            TOTAL
                                                            CURRENCY                    STOCKHOLDERS'
                                                          TRANSLATION      TREASURY        EQUITY        COMPREHENSIVE
                                                           ADJUSTMENT       STOCK         (DEFICIT)      INCOME /(LOSS)
                                                          -----------      --------     -------------    --------------

Balance at January 1, 1996                                     $-         $  --          $(10,521)
  Issuance of common stock                                      -            --             3,540
  Compensation expense related to stock options granted
     and vested                                                 -            --               492
  Exercise of stock options                                     -            --               113
  Net loss                                                      -            --            (7,447)         $ (7,447)
                                                                                                           --------
Comprehensive income (loss)                                     -            --                --          $ (7,447)
                                                               --         -----          --------          ========


Balance at December 31, 1996                                    -            --           (13,823)
  Issuance of common stock, net of stock issue costs            -            --            26,517
  Conversion of preferred shares to common stock                -            --            15,512
  Issuance of common stock to vendor                            -            --               289
  Exchange of debt for common stock                             -            --             1,100
  Exercise of stock options and warrants                        -            --               754
  Net loss                                                      -            --            (2,643)         $ (2,643)
                                                                                                           --------
Comprehensive income (loss)                                     -            --                --          $ (2,643)
                                                               --         -----          --------          ========


Balance at December 31, 1997                                    -            --            27,706

  Stock issued in conjunction with the acquisition of
     The Dodge Group                                            -            --             6,521
  Treasury stock acquired                                       -          (463)             (463)
  Shares issued for ESPP                                        -            45                32
  Exercise of stock options                                     -           204                47
  Net loss (Restated, see Note 14)                              -            --           (17,231)         $(17,231)
  Currency translation adjustment                               2            --                 2                 2
                                                                                                           --------
Comprehensive income (loss)  (Restated, see Note 14)            -            --                --          $(17,229)
                                                               --         -----          --------          ========


Balance at December 31, 1998 (Restated, see Note 14)           $2         $(214)         $ 16,614
                                                               ==         ======         ========




          See accompanying notes to consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                               1998              1997           1996
                                                                               ----              ----           ----
                                                                            (Restated,
                                                                           see Note 14)
Cash flows from operating activities:
Net loss                                                                     $(17,231)        $ (2,643)        $(7,447)
Non-cash items included in net loss:
  Depreciation and amortization                                                 2,018              572             466
  Acquired in-process research and development                                  1,890               --              --
  Provision for doubtful accounts                                               1,450              500             665
  Conversion of accrued interest to preferred stock                                --               --              59
  Expense related to stock options                                                 --              141             640
Change in operating accounts:
  Accounts receivable                                                          (3,137)          (5,950)         (2,097)
  Prepaid expenses and other assets                                               (19)            (548)           (117)
  Accounts payable and accrued expenses                                           704            1,837             738
  Deferred revenue                                                              3,297            1,110             877
                                                                             --------         --------         -------
Net cash used in operating activities                                         (11,028)          (4,981)         (6,216)

Cash flows from investing activities:
  Acquisition of subsidiary, less cash acquired                                  (774)              --              --
  Proceeds from sales of property and equipment                                    33               --              --
  Purchases of property and equipment                                            (921)            (559)           (425)
                                                                             --------         --------         -------
Net cash used in investing activities                                          (1,662)            (559)           (425)

Cash flows from financing activities:
  Purchases of marketable securities                                           (6,448)              --              --
  Sales of marketable securities                                                3,448               --              --
  Proceeds from sales of preferred stock                                           --               --           5,000
  Proceeds from sales of common stock, net of stock issue costs                    --           26,517           3,540
  Proceeds from exercise of stock options and warrants                             47              754             113
  Proceeds from convertible loan and promissory notes                              --               --           2,000
  Repayments of line of credit                                                 (1,450)              --            (453)
  Proceeds from line of credit                                                  1,450               --              --
  Repayments of convertible note payable                                           --             (106)            (45)
  Repayments of debt                                                             (392)              --              --
  Proceeds from employee stock purchase plan                                       32               --              --
  Purchase of treasury stock                                                     (463)              --              --
  Payments of capital lease obligations                                          (278)            (276)           (256)
                                                                             --------         --------         -------
Net cash (used in) provided by financing activities                            (4,054)          26,889           9,899

Effect of exchange rate changes on cash                                            (2)              --              --
                                                                             --------         --------         -------

(Decrease) increase in cash and cash equivalents                              (16,746)          21,349           3,258
                                                                             --------         --------         -------
Cash and cash equivalents at beginning of period                               24,622            3,273              15
                                                                             --------         --------         -------
Cash and cash equivalents at end of period                                   $  7,876         $ 24,622         $ 3,273
                                                                             ========         ========         =======

Supplemental disclosures:
  Interest paid in cash                                                      $    108         $    139         $   197
  Assets acquired through capital lease obligations                          $  1,232         $    503              --
  Exchange of loan and accrued interest for preferred stock                        --               --         $ 3,059
  Exchange of loan for common stock                                                --         $  1,100              --
  Shares issued in connection with the acquisition of The Dodge Group        $  6,521               --              --




          See accompanying notes to consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 - THE COMPANY:

FlexiInternational Software, Inc. (the "Company") began operations in 1991. The Company designs, develops, markets and supports the Flexi Financial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse (FlexiFDW), FlexilnfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its wholly owned subsidiaries since its acquisition of The Dodge Group ("Dodge") in June 1998 (See Note 4). Intercompany profits, transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION:
The Company licenses software under noncancellable license agreements through direct and indirect channels, and provides services including maintenance, training and consulting. Effective January 1, 1998, the Company has adopted SOP 97-2 "Software Revenue Recognition". Software license revenues through the Company's direct sales channel are recognized when persuasive evidence of an arrangement exists, the licensed products have been shipped, fees are fixed and determinable and collectibility is considered probable. Customers may elect to receive the licensed products pre-loaded and configured on a hardware unit. In this case, revenue is recognized when the licensed product are installed on the hardware unit, the unit is shipped and all other criteria are met. Software license royalties earned through the Company's indirect sales channel are recognized as such fees are reported to the Company. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. For multiple element arrangements with extended payment terms, or where a significant portion of the payment is due after inception of the license agreement, all revenue is deferred until the final portion of the license fee becomes due and payable, and all other criteria are met at that time. Maintenance revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year. Revenues from training and consulting services are recognized as such services are performed. The Company does not require collateral for its receivables, and reserves are maintained for potential losses.

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

CONCENTRATION OF CREDIT RISK:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customers in the event of non-performance. Two customer, two customers and one customers, respectively, each represented 10% or more of the Company's total revenues, or an aggregate of 31.7%, 40.2% and 12.3% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. One customer represented approximately 30.0% and 18.7% of the Company's net accounts receivable at December 31, 1998 and 1997, respectively.

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

REVENUES:

                              1998               1997              1996
                              ----               ----              ----

United States               $16,907            $17,970            $7,078
International                $7,389             $3,654            $1,269

LONG LIVED ASSETS:
                               1998               1997             1996
                               ----               ----             ----

United States                $9,459             $1,222             $647
International                  $318                  -                -


NOTE 3 - INCOME TAXES:

Significant components of the Company's deferred tax asset at December 31, 1998 and 1997 are as follows:

                                                            December 31,
                                                        1998          1997
                                                        ----          ----

         Net operating loss carryforwards            $ 15,318       $ 7,195
         Other                                            838         1,101
                                                     --------       -------
             Subtotal                                  16,156         8,296
         Valuation allowance                          (16,156)       (8,296)
                                                     --------       -------
         Net deferred tax asset                      $      -       $     -
                                                     ========       =======

No provision or benefit for federal, state or foreign income taxes has been made for the years ended December 31, 1998, 1997 and 1996 given the Company's loss position. At December 31, 1998, the Company had U.S. and foreign net operating loss carryforwards of approximately $32,600 and $7,300, respectively, which expire through the year 2018. The deferred tax assets at December 31, 1998 and 1997 have been fully reserved due to the uncertainty of their realization, primarily attributed to the Company's historical losses.

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

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1997, for all periods presented, and excludes the one-time in-process research and development charge of $1,890 for the periods presented:


                                                   1998            1997
                                                   ----            ----
                                                        (unaudited)

Revenue                                          $ 28,742        $30,342
Net loss                                         $(18,174)       $(7,034)
Net loss per diluted common share                $  (1.05)       $ (0.98)
Shares used in computation                         17,356          7,196

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

Approximate maturities of such capital lease obligations are as follows at December 31, 1998:

         1999                                                     $  713
         2000                                                        626
         2001                                                        300
                                                                  ------

         Total                                                     1,639
         Less amounts representing interest                          175
                                                                  ------

         Total capital lease obligations                           1,464

         Less amounts due within one year                            586
                                                                  ------

         Long-term portion capital lease obligations              $  878
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

The following table describes the Company's stock option activity under its all of its Option Plans:

                                                                              WEIGHTED AVERAGE
                                                            NUMBER OF          EXERCISE PRICE
                                                             OPTIONS             PER SHARE
                                                             -------             ---------
                                                                         (PRICED AT DATE OF GRANT)


Outstanding at January 1, 1996                                  768,000            $1.24
  Granted                                                       425,144            $0.92
  Exercised                                                    (84,622)            $1.33
  Canceled                                                    (192,578)            $1.81
                                                              --------

Outstanding at December 31, 1996                                915,944            $0.96
  Granted                                                       488,720            $4.89
  Exercised                                                   (211,514)            $0.73
  Canceled                                                    (296,250)            $1.93
                                                              ---------

Outstanding at December 31, 1997                                896,900            $2.92
  Granted                                                     1,461,840            $3.91
  Exercised                                                    (65,125)            $0.73
  Canceled                                                  (1,009,552)            $6.01
                                                            -----------

Outstanding at December 31, 1998                              1,284,063            $1.73

Exercisable at December 31, 1996                                636,854            $0.52
Exercisable at December 31, 1997                                468,030            $0.43
Exercisable at December 31, 1998                                496,809            $1.03
Options available for grant at December 31, 1998              1,248,887                -


The following table summarizes information regarding stock options granted during 1996, 1997 and 1998 under the Company's Option Plans:


                                                                              WEIGHTED         WEIGHTED
                                                           NUMBER OF           AVERAGE          AVERAGE
                                                            OPTIONS           EXERCISE           FAIR
                                                            GRANTED            PRICE             VALUE
                                                            -------            -----             -----
1996:
----
Options granted at less than market value                    256,619          $0.01               $2.19
Options granted at market value                              168,525          $2.09               $0.53

1997:
----
Options granted at less than market value                    144,194          $1.24               $3.04
Options granted at market value                              344,526          $6.52               $2.03

1998:
----
Options granted at less than market value                     50,000          $0.01               $6.87
Options granted at market value                            1,248,940          $4.26               $3.93
Options granted above market value                           162,900          $2.44               $0.22



The following table summarizes information regarding stock options outstanding at December 31, 1998 under all of the Company's Option Plans:


                                    OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                    -------------------                                --------------------
                                                 WEIGHTED
                                                  AVERAGE          WEIGHTED                            WEIGHTED
          RANGE OF          NUMBER               REMAINING          AVERAGE          NUMBER             AVERAGE
          EXERCISE        OUTSTANDING        CONTRACTUAL LIFE   EXERCISE PRICE     EXERCISABLE         EXERCISE
           PRICES         AT 12/31/98             IN YEARS         PER SHARE       AT 12/31/98           PRICE
           ------         -----------             --------         ---------       -----------           -----

       $0.00027-$0.01333      350,000                  7.28            $0.01           300,000            $0.01
             $0.97-$2.00      678,790                  8.79            $1.66           151,434            $1.49
             $2.06-$2.67      175,675                  9.71            $2.44            17,685            $2.48
                   $4.00       16,625                  8.15            $4.00             8,025            $4.00
            $6.88-$10.00       37,473                  8.99            $8.01             4,665            $8.67
           $11.00-$12.63       25,500                  9.10           $11.67            15,000           $11.00


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

                                                        YEAR ENDED DECEMBER 31,
                                                   1998             1997        1996
                                                   ----             ----        ----
         Net loss as reported                   $(17,231)         $(2,643)     $(7,447)
         Net loss pro forma                     $(18,027)         $(2,690)     $(7,452)

         Loss per share as reported             $  (1.02)         $ (0.42)     $ (1.91)
         Loss per share pro forma               $  (1.06)         $ (0.42)     $ (1.92)

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company leases space in several buildings which it uses for offices and development facilities as well as various equipment and vehicles, all subject to operating leases. As of December 31, 1998, the minimum annual rental payments under the terms of such noncancellable leases which expire at various dates through 2004 are as follows:

                  1999                                   $1,156
                  2000                                    1,006
                  2001                                      840
                  2002                                      629
                  2003                                      427
                  Thereafter                                210
                                                       --------
                  Total minimum lease payments           $4,268

Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $991, $531 and $317, respectively.

On December 31, 1998, Platinum Software, Inc. a competitor of Flexi, acquired Dataworks, a Flexi FIP. Under the terms of Flexi's contract with Dataworks, if Dataworks were acquired by a competitor of Flexi on or before December 31, 1998, the relationship with Dataworks would terminate and $800 of guaranteed royalty payments still to be paid would no longer be due to Flexi. However, the remaining guaranteed royalty payments of $950 would become due under the contract terms; although due under the contract terms, revenue has not been recognized. Of this amount, $500 was not billed as of December 31, 1998, and as such is not included in accounts receivable. Also due is $83 for services performed by Flexi under the contract. The Company continues to vigorously pursue the collection of all amounts owed and believes that the contract provisions governing payments of these remaining amounts are clear and that, despite the termination of the FIP relationship, the amounts will be realized.

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

NOTE 13- RESTRUCTURING

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

NOTE 14 - SUBSEQUENT EVENTS

a) RESTATEMENT OF 1998
As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the prior period amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999 became subject to dispute by the contracting parties. For revenue which has been restated in 1998, all amounts billed are included in accounts receivable as of December 31, 1998 with a corresponding offset included in deferred revenues. Any amounts stipulated in contracts which have not been invoiced have not been recognized in the financial statements. A summary of the effects of the restatement follows:

                                             YEAR ENDED DECEMBER 31, 1998
                                             ----------------------------
                                              AS REPORTED       RESTATED
                                              -----------       --------
OPERATING STATEMENTS:
Software license revenue                       $ 16,113         $ 10,542
Service and maintenance revenue                  14,078           13,754
Total revneues                                   30,191           24,296
General and administrative                        6,991            6,191
Total operating expenses                         30,866           30,066
Operating loss                                  (13,016)         (18,111)
Loss before provision for taxes                 (12,136)         (17,231)
Net loss                                        (12,136)         (17,231)
Net loss per share:
  Basic                                        $  (0.72)        $  (1.02)
  Diluted                                      $  (0.72)        $  (1.02)



                                             YEAR ENDED DECEMBER 31, 1998
                                             ----------------------------
                                              AS REPORTED       RESTATED
                                              -----------       --------

BALANCE SHEET:
Accounts receivable, net of allowance
  or doubtful accounts                         $ 13,051         $ 11,041
Total current assets                             24,926           22,916
Total assets                                     34,921           32,911
Deferred revenues                                 4,341            7,426
Total current liabilities                        12,334           15,419
Total liabilities                                13,212           16,297
Accumulated deficit                             (34,561)         (39,656)
Total stockholdes' equity                        21,709           16,614
Total liabilities and stockholders' equity       34,921           32,911


b) GOING CONCERN
Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (see Note 14a) and; (3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

NOTE 15 - SELECTED QUARTERLY INFORMATION (UNAUDITED):

                                                   FIRST        SECOND        THIRD       FOURTH
YEAR ENDED DECEMBER 31,                           QUARTER      QUARTER       QUARTER      QUARTER

1998 (Restated, see Note 14)
Total revenues                                    $ 5,508      $ 7,273       $ 5,782      $ 5,733
Gross profit                                        3,288        4,503         2,331        1,833
Net loss                                           (1,216)      (2,846)       (6,108)      (7,061)
Net loss per diluted share                          (0.07)       (0.17)        (0.35)       (0.41)

1997
Total revenues                                    $ 2,547      $ 2,975       $ 6,938      $ 9,164
Gross profit                                        1,474        1,712         5,156        7,004
Net (loss) income                                  (2,847)      (2,429)          636        1,997
Net (loss) income per diluted share                 (0.52)       (0.41)         0.09         0.23


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
FlexiInternational Software, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 26, 1999, except as to Note 13 which is as of February 26, 1999 and to Note 14 which is as of August 11, 1999, appearing on page F-2 of the 1998 Annual Report on Form 10-K of FlexiInternational Software, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Stamford, Connecticut
January 26, 1999, except as
to Note 13 which is as of
February 26, 1999 and
to Note 14 which is as of
August 11, 1999

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                        CHARGED TO
                                                  BALANCE AT            COSTS AND                         BALANCE AT
        DESCRIPTION                            DECEMBER 31, 1997        EXPENSES     DEDUCTIONS      DECEMBER 31, 1998
        -----------                            -----------------        --------     ----------      -----------------
(Restated, see Note 14)
Allowance for doubtful accounts                     $ 672                 $1,450      $(1,310)              $ 812
Valuation allowance for deferred tax asset        $ 8,296                 $7,860                         $ 16,156


                                                                       CHARGED TO
                                                  BALANCE AT            COSTS AND                         BALANCE AT
        DESCRIPTION                            DECEMBER 31, 1996        EXPENSES       DEDUCTIONS      DECEMBER 31, 1997
        -----------                            -----------------        --------       ----------      -----------------
Allowance for doubtful accounts                     $ 405                  $ 500        $ (233)             $ 672
Valuation allowance for deferred tax asset        $ 7,254                $ 1,042                          $ 8,296


                                                                       CHARGED TO
                                                  BALANCE AT            COSTS AND                         BALANCE AT
        DESCRIPTION                            DECEMBER 31, 1995        EXPENSES       DEDUCTIONS      DECEMBER 31, 1996
        -----------                            -----------------        --------       ----------      -----------------
Allowance for doubtful accounts                     $ 422                  $ 665        $ (682)             $ 405
Valuation allowance for deferred tax asset        $ 4,143                $ 3,111                          $ 7,254

