Form 10-Q/A
period 1999-03-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-11-05
CIK 1015464

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

(MARK ONE)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934.

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

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999, became subject to dispute by the contracting parties. The Company has restated its financial statements for the quarter ended March 31, 1999 (See Note 6 to the Company's condensed consolidated financial statements).

This Amendment No. 1 of Quarterly Report on Form 10Q/A amends and restates Items 1 and 2 and Exhibit 27.1 of the Company's Quarterly Report on Form 10-Q filed on May 17, 1999 for the quarter ended March 31, 1999.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheet...........................  4
            Condensed Consolidated Statement of Operations.................  5
            Condensed Consolidated Statement of Cash Flows.................  6
            Condensed Consolidated Statement of Stockholders' Equity.......  7
            Notes to Condensed Consolidated Financial Statements...........  8
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 11


PART II. OTHER INFORMATION
         Signature......................................................... 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                             (RESTATED, SEE NOTE 6)

                                                                                            March 31,     December 31,
                                                                                              1999           1998
                                                                                            ---------     ------------
                                                                                                           (audited)
         ASSETS
Current assets:
  Cash and cash equivalents                                                                 $  4,771        $  7,876
  Marketable securities                                                                        3,000           3,000
  Accounts receivable, net of allowance for doubtful
    accounts of $985 and $812, respectively                                                    8,842          11,041
  Prepaid expenses and other current assets                                                      658             999
                                                                                            --------        --------
        Total current assets                                                                  17,271          22,916

Property and equipment at cost, net of accumulated depreciation
 and amortization of $3,444 and $3,121, respectively                                           2,455           2,732
Acquired software, net of accumulated amortization of
    $324 and $216, respectively (see Note 4)                                                   1,836           1,944
Goodwill, net of accumulated amortization of $849 and $566, respectively (see Note 4)          4,818           5,101
Other assets                                                                                     208             218
                                                                                            --------        --------

        Total assets                                                                        $ 26,588        $ 32,911
                                                                                            ========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                          $  2,001        $  3,199
  Accrued commissions                                                                            370             725
  Accrued restructuring costs (see Note 5)                                                     1,211              --
  Accrued expenses - other                                                                     2,605           3,483
  Current portion of capital lease obligations                                                   594             586
  Short-term debt                                                                              2,000              --
  Deferred revenues                                                                            8,487           7,426
                                                                                            --------        --------
        Total current liabilities                                                             17,268          15,419

Long-term portion of capital lease obligations                                                   714             878
                                                                                            --------        --------

        Total liabilities                                                                     17,982          16,297
                                                                                            --------        --------

Stockholders' equity:
  Common stock: $.01 par value; 50,000,000 shares authorized;
    issued shares - 17,383,133 and 17,383,133, respectively and
    outstanding shares - 17,339,255 and 17,293,622,  respectively                                174             174
  Additional paid-in capital                                                                  56,128          56,308
  Accumulated deficit                                                                        (47,633)        (39,656)
  Currency translation adjustment                                                                 17               2
  Common stock in treasury at cost - 43,878 and 89,511 shares, respectively                      (80)           (214)
                                                                                            --------        --------
        Total stockholders' equity                                                             8,606          16,614
                                                                                            --------        --------

        Total liabilities and stockholders' equity                                          $ 26,588        $ 32,911
                                                                                            ========        ========



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                             (RESTATED, SEE NOTE 6)



                                            Three Months Ended March 31,
                                            ---------------------------
                                               1999             1998
                                            ---------        ----------
Revenues:
  Software license                           $    855        $  2,687
  Service and maintenance                       3,133           2,821
                                             --------        --------
        Total revenues                          3,988           5,508

Cost of revenues:
  Software license                                 68             467
  Service and maintenance                       2,601           1,753
                                             --------        --------
        Total cost of revenues                  2,669           2,220

Operating expenses:
  Sales and marketing                           2,461           2,143
  Product development                           2,686           2,022
  General and administrative                    2,249             612
  Restructuring charge (See Note 5)             1,896              --
                                             --------        --------
Total operating expenses                        9,292           4,777
                                             --------        --------

Operating loss                                 (7,973)         (1,489)
Interest income                                   104             286
Interest expense                                  (30)            (13)
                                             --------        --------
Loss before provision for income taxes         (7,899)         (1,216)
Provision for income taxes                         --              --
                                             --------        --------

Net loss                                     $ (7,899)       $ (1,216)
                                             ========        ========

Net loss per share:
  Basic                                      $  (0.46)       $  (0.07)
  Diluted                                    $  (0.46)       $  (0.07)
Weighted average shares:
  Basic                                        17,339          16,500
  Diluted                                      17,339          16,500


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                             (RESTATED, SEE NOTE 6)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                1999             1998
                                                             ---------        -----------
Cash flows from operating activities:
Net loss                                                      $(7,899)        $ (1,216)
Non-cash items included in net loss:
   Depreciation and amortization                                  744              167
   Provision for doubtful accounts                                602               --
Change in operating accounts:
   Accounts receivable                                          1,586             (119)
   Prepaid expenses and other assets                              170              367
   Accounts payable and accrued expenses                       (2,444)            (717)
   Accrued restructuring                                        1,211               --
   Deferred revenue                                             1,064             (596)
                                                              -------         --------
Net cash used in operating activities                          (4,966)          (2,114)

Cash flows from investing activities:
Proceeds from sales of property and equipment                      29               --
Purchase of property and equipment                               (105)            (113)
                                                              -------         --------
Net cash used in investing activities                             (76)            (113)

Cash flows from financing activities:
  Purchase of short-term investments                               --           (4,412)
  Proceeds from line of credit                                  2,000               --
  Proceeds from employee stock purchase plan                       56               --
  Proceeds from exercise of stock options and warrants             --               26
  Payments of capital lease obligations                          (156)             (31)
                                                              -------         --------
Net cash provided by (used in) financing activities             1,900           (4,417)
                                                              -------         --------

Effect of exchange rate changes on cash                            37               --
                                                              -------         --------

Decrease in cash and cash equivalents                          (3,105)          (6,644)
                                                              -------         --------
Cash and cash equivalents at beginning of period                7,876           24,622
                                                              -------         --------
Cash and cash equivalents at end of period                    $ 4,771         $ 17,978
                                                              =======         ========




     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                             (RESTATED, SEE NOTE 6)


                                                Common Stock         Additional                         Currency
                                            -------------------       paid-in         Accumulated      translation        Treasury
                                            Shares       Amount       capital           deficit         adjustment          stock
                                            ------       ------      ----------       -----------      -----------        ---------
Balance at December 31, 1998              17,383,133      $ 174       $ 56,308         $(39,656)          $  2             $(214)
  Shares issued for ESPP                           -          -              -              (78)             -               134
  Cancellation of options issued in
     conjunction with the acquisition
     of The Dodge Group                            -          -           (180)               -              -                 -
  Net loss                                         -          -              -           (7,899)             -                 -
  Currency translation adjustment                  -          -              -                -             15                 -

Comprehensive income (loss)                        -          -              -                -              -                 -
                                          ----------      -----       --------         --------           ----             -----

Balance at March 31, 1999                 17,383,133      $ 174       $ 56,128         $(47,633)          $ 17             $ (80)
                                          ==========      =====       ========         ========           ====             =====


                                            Total
                                         stockholders'    Comprehensive
                                       equity (deficit)   income (loss)
                                       ----------------   -------------

Balance at December 31, 1998              $  16,614
  Shares issued for ESPP                         56
  Cancellation of options issued in
     conjunction with the acquisition
     of The Dodge Group                        (180)
  Net loss                                   (7,899)        $ (7,899)
  Currency translation adjustment                15               15
                                                            --------
Comprehensive income (loss)                       -         $ (7,884)
                                          ---------         ========

Balance at March 31, 1999                 $   8,606
                                          =========



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION. The condensed consolidated financial statements contain previously reported amounts that have been restated to reflect a change in the revenue recognition for certain contracts (see Note 6).

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 1999. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

NOTE 2 - LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company has presented basic and diluted loss per share for all periods. The number of shares used in the March 31, 1999 and 1998 diluted per share calculations do not include the effect of outstanding stock options, as the effect would be anti-dilutive.

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

NOTE 4 - ACQUISITION

On June 24, 1998, the Company completed the acquisition of The Dodge Group, Inc. ("Dodge"), a software developer that specializes in financial data warehouse solutions. As a result of the acquisition, the company wrote off $1.9 million for acquired in-process research and development in the June 1998 quarter.

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1998, for all periods presented, and excludes the one-time in-process research and development charge of $1.9 million for the periods presented (in thousands, except per share amounts):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1999               1998
                                                 --------          ----------
                                                         (unaudited)
Revenue                                          $  3,988          $  7,650
Net loss                                         $ (7,899)         $ (2,400)
Net loss per diluted common share                $  (0.46)         $  (0.15)
Shares used in computation                         17,339            17,363

NOTE 5 - RESTRUCTURING CHARGE

On February 26, 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives. In this regard, the primary actions taken include involuntary terminations of selected personnel. Severance packages were offered to 66 employees. This reduction in headcount also led to the Company having excess leased facility space. As a result of these actions, the Company recorded a charge to operations during the three month period ended March 31, 1999 of $1.9 million. Of the total amount of this charge, $1.7 million was related to severance costs, of which $667,000 was paid during the three month period ended March 31, 1999 and $166,000 related to costs of idle facility space, of which $18,000 was paid during the three month period ended March 31, 1999. The remaining balance of the severance costs, $1.1 million will be payable in installments for up to two years. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

Detail of the restructuring charge is as follows (in thousands):

                            Severance       Excess
                           & benefits     facilities       Total
                           ----------     ----------       -----
Reserve balances,
February 26, 1999            $ 1,730         $ 166         $1,896

Cash charges                    (667)          (18)          (685)
                             -------         -----         ------

Reserve balances,
March 31, 1999               $ 1,063         $ 148         $1,211
                             =======         =====         ======

NOTE 6 - RESTATEMENT

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the prior period amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999 became subject to dispute by the contracting parties. For revenue which has been restated in the three months ended March 31, 1998 and 1999, all amounts billed are included in accounts receivable as of March 31, 1998 and 1999, with a corresponding offset included in deferred revenues. Any amounts stipulated in contracts which have not been invoiced have not been recognized in the financial statements. A summary (unaudited) of the effects of the restatement follows (in thousands, except per share amounts):


                                             Three Months Ended                 Three Months Ended
                                               March 31, 1999                     March 31, 1998
                                          -----------------------            ------------------------
                                          As Reported    Restated            As Reported     Restated
                                          -----------    --------            -----------     --------
STATEMENT OF OPERATIONS:
Software license revenue                    $ 1,055      $   855               $ 4,687       $ 2,687
Service and maintenance revenue               3,281        3,133                 2,821         2,821
Total revenues                                4,336        3,988                 7,508         5,508
Operating income (loss)                      (7,625)      (7,973)                  511        (1,489)
Net income (loss)                            (7,551)      (7,899)                  784        (1,216)
Net income (loss) per share:
  Basic                                     $ (0.44)     $ (0.46)              $  0.05       $ (0.07)
  Diluted                                   $ (0.44)     $ (0.46)              $  0.05       $ (0.07)
Weighted average shares:
  Diluted                                    17,339       17,339                17,287        16,500

                                               March 31, 1999                   December 31, 1998
                                            ---------------------             -----------------------
                                            As Reported  Restated             As Reported    Restated
                                            -----------  --------             -----------    --------
BALANCE SHEET:
Accounts receivable, net of allowance for
 doubtful accounts                          $ 10,267     $ 8,842              $ 13,051      $ 11,041
Total current assets                          18,696      17,271                24,926        22,916
Total assets                                  28,013      26,588                34,921        32,911
Deferred revenues                              4,469       8,487                 4,341         7,426
Current liabilities                           13,250      17,268                12,334        15,419
Total liabilities                             13,964      17,982                13,212        16,297
Accumulated deficit                          (42,190)    (47,633)              (34,561)      (39,656)
Total stockholders' equity                    14,049       8,606                21,709        16,614
Total liabilities and stockholders' equity    28,013      26,588                34,921        32,911


NOTE 7 - SUBSEQUENT EVENTS - GOING CONCERN

Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (see Note 6) and; (3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

     Restatement. The condensed consolidated financial statements included and discussed herein contain amounts which have been restated to reflect a change in the original revenue recognition for certain contracts. (See Note 6 to the condensed consolidated financial statements for effects of the restatement.) The appropriate amounts below reflect the restatement.

     Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 27.6%, from $5.5 million for the three months ended March 31, 1998 to $4.0 million for the three months ended March 31, 1999. One customer provided approximately 13.9% and three customers provided approximately 54.0% of the total revenues for the three months ended March 31, 1999 and 1998, respectively.

     Software license revenues decreased 68.2%, from $2.7 million for the three months ended March 31, 1998 to $0.9 million for the three months ended March 31, 1999. The Company believes that the decline in software license revenue was primarily due to continued delays in companies' buying decisions as a result of their focus on Year 2000 issues. Service and maintenance revenues increased 11.1%, from $2.8 million for the three months ended March 31, 1998 to $3.1 million for the three months ended March 31, 1999. The increase was primarily attributable to the growth of the installed base of customers, which resulted in an increased maintenance revenue stream.

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

     Cost of software license revenues decreased 85.4%, from $467,000 for the three months ended March 31, 1998 to $68,000 for the three months ended March 31, 1999. Cost of software license revenues as a percentage of software license revenues decreased from 17.4% for the three months ended March 31, 1998 to 8.0% for the three months ended March 31, 1999. The decrease in cost of software license revenues in dollar amount was primarily attributable to lower third-party license fee revenues which resulted in lower royalties.

     Cost of service and maintenance revenues increased 48.4%, from $1.8 million for the three months ended March 31, 1998 to $2.6 million for the three months ended March 31, 1999. Cost of service and maintenance revenues as a percentage of service and maintenance revenues increased from 62.1% for the three months ended March 31, 1998 to 83.0% for the three months ended March 31, 1999. The increase in dollar amount resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base. The increase as a percentage of service and maintenance revenues was due to lower utilization of the Company's consulting staff. The Company has taken actions to bring the cost of service and maintenance into line with anticipated service and maintenance revenues. As a result, the Company anticipates cost of service and maintenance revenues to decrease in subsequent quarters (See Note 5).

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 14.8%, from $2.1 million for the three months ended March 31, 1998 to $2.5 million for the three months ended March 31, 1999. The increase in dollar amount was primarily attributable to higher average headcount levels during the three months ended March 31, 1999 versus the three months ended March 31, 1998. Sales and marketing expenses as a percentage of total revenues increased from 38.9% for the three months ended March 31, 1998 to 61.7% for the three months ended March 31, 1999 due to a lower revenue base. The Company has taken action to align its sales and marketing costs with its anticipated revenues. As a result, the Company anticipates sales and marketing expenses to decrease in subsequent quarters (See
Note 5).

     Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs.

     Product development expenses increased 32.8%, from $2.0 million for the three months ended March 31, 1998 to $2.7 million for the three months ended March 31, 1999. The increase in product development expenses was due primarily to the increase in development staff needed to complete work on the Company's latest version of its software. The Company has subsequently reduced its development staff to the level needed to maintain and enhance the products as necessary. As a result, the Company anticipates development expenses to decrease in subsequent quarters (See Note 5). Product development expenses as a percentage of total revenues increased from 36.7% for the three months ended March 31, 1998 to 67.4% for the three months ended March 31, 1999 due to the lower revenue base.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of acquired software and goodwill and outside professional fees. General and administrative expenses increased 267.5%, from $612,000 for the three months ended March 31, 1998 to $2.2 million for the three months ended March 31, 1999. The increase was primarily attributable to an increase in the reserve for bad debts, commencement of amortization of acquired software and goodwill associated with the June 1998 acquisition of The Dodge Group and an increase in administrative personnel as a result of The Dodge Group acquisition. General and administrative expenses as a percentage of total revenues increased from 11.1% for the three months ended March 31, 1998 to 56.4% for the three months ended March 31, 1999 due to the increased expenses and lower revenue base. The Company has taken actions to reduce the ongoing general and administrative expenses.

     Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the three month periods ended March 31, 1999 and 1998. The Company has reported only annual tax losses to date and consequently has approximately $32.6 million and $7.3 million of U.S. and foreign net operating loss carryforwards, respectively at December 31, 1998, which expire at various times through the year 2018, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization.

     Net Loss and Loss per Share. The net loss for the three month period ended March 31, 1999, was ($7.9) million or ($0.46) per basic and diluted share. Excluding the one-time restructuring charge of $1.9 million the net loss for the three month period ended March 31, 1999 was ($6.0) million or ($0.35) per basic and diluted share. This compares to a net loss of ($1.2) or ($0.07) per basic and diluted share for the three month period ended March 31, 1998, as reflected in the following table:


                                       Three Months Ended March 31,
                              ----------------------------------------------
                                1999(1)         1999(2)             1998(1)
                              -----------     -----------         ----------
                              (unaudited)     (unaudited)         (unaudited)
                                   (in thousands, except per share amounts)
 Net loss                      $(7,899)         $(6,003)            $(1,216)

 Net loss per share:
      Basic                    $ (0.46)         $ (0.35)            $ (0.07)
      Diluted                  $ (0.46)         $ (0.35)            $ (0.07)

(1)  Restated, see Note 6 to the condensed consolidated financial statements.

(2)  Excludes one-time restructuring charge of $1.9 million.

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

     As of March 31, 1999, the Company had cash and cash equivalents of $4.8 million, a decrease of $3.1 million from December 31, 1998. The Company also had $3.0 million in short-term marketable securities at March 31, 1999 and December 31, 1998. The Company's working capital at March 31, 1999 was $3,000, compared to $7.5 million at December 31, 1998.

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

     The Company has a working capital revolving line of credit with a bank, which is secured by the Company's accounts receivable. The amount available under this facility is limited to the lesser of 80% of the Company's eligible accounts receivable, or $5.0 million. The facility expired on May 17, 1999 and was not renewed. At March 31, 1999 the Company had $2.0 million outstanding under this line of credit, which was subsequently repaid after quarter end.

     Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (see Note 6) and;
(3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

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

                                       FLEXIINTERNATIONAL SOFTWARE, INC.



                                       By: /s/ Stefan R. Bothe
                                          --------------------------------------
                                          Stefan R. Bothe, Chairman & CEO

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