Form 10-Q/A
period 1999-06-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-11-05
CIK 1015464

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2

(MARK ONE)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934.


For the quarterly period ended June 30, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934.

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

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999, became subject to dispute by the contracting parties. The Company has restated its financial statements for the three and six months ended June 30, 1998 (See Note 6 to the Company's condensed consolidated financial statements).

This amendment No. 2 of Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 and Exhibit 27.1 of the Company's previously filed Quarterly Report on Form 10-Q filed on August 14, 1998, and amended by Amendment No. 1 of Quarterly Report on Form 10-Q/A filed on January 28, 1999.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements
             Condensed Consolidated Balance Sheet.........................  4
             Condensed Consolidated Statement of Operations...............  5
             Condensed Consolidated Statement of Cash Flows...............  6
             Condensed Consolidated Statement of Stockholders' Equity.....  7
             Notes to Condensed Financial Statements......................  8
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 12

PART II. OTHER INFORMATION
         Signature........................................................ 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                   June 30,       December 31,
                                                                                     1998            1997
                                                                                   --------       ------------
                                                                                (restated, see     (audited)
                                                                                    note 7)
         ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 18,573        $ 24,622
  Short-term investments                                                              3,448              --
  Accounts receivable, net of allowance for doubtful
    accounts of $756 and $672, respectively                                           9,495           8,571
  Prepaid expenses and other current assets                                             871           1,143
                                                                                   --------        --------
        Total current assets                                                         32,387          34,336

Property and equipment at cost, net of accumulated depreciation
 and amortization of $1,728 and $1,392, respectively                                  2,063           1,222
Acquired software (see Note 3)                                                        2,160              --
Goodwill (see Note 3)                                                                 5,667              --
Other assets, net of accumulated amortization of $209 and $197, respectively            209             112
                                                                                   --------        --------
        Total assets                                                               $ 42,486        $ 35,670
                                                                                   ========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                            $  6,989        $  4,409
  Current portion of capital lease obligations                                          257             206
  Short-term debt                                                                       393              --
  Deferred revenues                                                                   4,247           3,045
                                                                                   --------        --------
        Total current liabilities                                                    11,886           7,660

Long-term portion of capital lease obligations                                          397             304
                                                                                   --------        --------

        Total liabilities                                                            12,283           7,964
                                                                                   --------        --------

Stockholders' equity:
  Common stock: $.01 par value; 50,000,000 shares authorized;
    issued and outstanding shares - 17,375,908 and 16,492,008,  respectively            174             165
  Additional paid-in capital                                                         56,299          49,749
  Accumulated deficit                                                               (26,270)        (22,208)
                                                                                   --------        --------
        Total stockholders' equity                                                   30,203          27,706
                                                                                   --------        --------

        Total liabilities and stockholders' equity                                 $ 42,486        $ 35,670
                                                                                   ========        ========



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                            Three Months Ended June 30,   Six Months Ended June 30,
                                            --------------------------    --------------------------
                                               1998            1997           1998           1997
                                            -----------      ---------    ------------      --------
                                            (Restated,                     (Restated,
                                            see Note 6)                    see Note 6)
Revenues:
  Software license                           $  4,114        $ 1,510        $  6,801        $ 2,821
  Service and maintenance                       3,159          1,465           5,980          2,701
                                             --------        -------        --------        -------
        Total revenues                          7,273          2,975          12,781          5,522

Cost of revenues:
  Software license                                664            163           1,131            459
  Service and maintenance                       2,106          1,100           3,859          1,877
                                             --------        -------        --------        -------
        Total cost of revenues                  2,770          1,263           4,990          2,336

Operating expenses:
  Sales and marketing                           2,605          1,753           4,748          3,314
  Product development                           2,304          1,914           4,326          4,066
  General and administrative                      805            507           1,417          1,102
  Acquired in-process research &
   development (see Note 3)                     1,890             --           1,890             --
                                             --------        -------        --------        -------
Total operating expenses                        7,604          4,174          12,381          8,482
                                             --------        -------        --------        -------

Operating loss                                 (3,101)        (2,462)         (4,590)        (5,296)

Interest income                                   284             53             570             66
Interest expense                                  (29)           (20)            (42)           (46)
                                             --------        -------        --------        -------
Loss before provision for income taxes         (2,846)        (2,429)         (4,062)        (5,276)

Provision for income taxes                         --             --              --             --
                                             --------        -------        --------        -------

Net loss                                     $ (2,846)       $(2,429)       $ (4,062)       $(5,276)
                                             ========        =======        ========        =======

Net loss per share:
  Basic                                      $  (0.17)       $ (0.41)       $  (0.25)       $ (0.92)
  Diluted                                    $  (0.17)       $ (0.41)       $  (0.25)       $ (0.92)
Weighted average shares:
  Basic                                        16,567          5,971          16,533          5,728
  Diluted                                      16,567          5,971          16,533          5,728


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        1998            1997
                                                                     -----------      --------
                                                                     (Restated,
                                                                     see Note 6)
Cash flows from operating activities:
Net loss                                                              $ (4,062)       $(5,276)
Non-cash items included in net loss:
   Depreciation and amortization                                           348            235
   Acquired in-process research and development charge                   1,890             --
   Provision for doubtful accounts                                         150            150
Change in operating accounts:
   Accounts receivable                                                    (293)        (2,527)
   Prepaid expenses and other assets                                       326           (512)
   Accounts payable and accrued expenses                                    34            519
   Deferred revenue                                                        118          2,713
                                                                      --------        -------
Net cash used in operating activities                                   (1,489)        (4,698)

Cash flows from investing activities:
   Acquisition of subsidiary, less cash acquired                          (493)            --
   Purchase of property and equipment                                     (552)          (370)
                                                                      --------        -------
Net cash used in investing activities                                   (1,045)          (370)

Cash flows from financing activities:
  Purchase of short-term investments                                    (3,448)            --
  Proceeds from sales of common stock, net of stock issue costs             --          4,300
  Proceeds from line of credit, net                                         --            700
  Proceeds from exercise of stock options and warrants                      38             13
  Repayments of convertible note payable                                    --            (77)
  Payments of capital lease obligations                                   (105)          (139)
                                                                      --------        -------
Net cash (used in) provided by financing activities                     (3,515)         4,797
                                                                      --------        -------

Decrease in cash and cash equivalents                                   (6,049)          (271)
                                                                      --------        -------
Cash and cash equivalents at beginning of period                        24,622          3,273
                                                                      --------        -------
Cash and cash equivalents at end of period                            $ 18,573        $ 3,002
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


                                              Common Stock           Additional                           Total
                                          ---------------------        paid-in        Accumulated     stockholders'
                                            Shares       Amount        capital          deficit          equity
                                          ----------     ------      ----------       -----------     -------------

Balance at January 1, 1998                16,492,008      $ 165       $ 49,749        $  (22,208)      $  27,706
  Exercise of stock options and warrants      20,400          -             38                 -              38
  Stock issued in conjunction with the
   acquisition of The Dodge Group            863,500          9          6,512                 -           6,521
  Net loss                                         -          -              -            (4,062)         (4,062)
                                          ----------      -----       --------        -----------      ---------
Balance at June 30, 1998                  17,375,908      $ 174       $ 56,299        $  (26,270)      $  30,203
                                          ==========      =====       ========        ===========      =========




     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION. The condensed consolidated financial statements contain amounts that have been restated to reflect a change in the revenue recognition for certain contracts (see Note 6).

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

NOTE 2 - LOSS PER SHARE

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company has presented basic and diluted loss per share for all periods. The number of shares used in the June 30, 1998 and 1997 diluted per share calculations do not include the effect of outstanding stock options, as the effect would be anti-dilutive.

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

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1997, for all periods presented, and excludes the one-time in-process research and development charge of $1.9 million for the periods presented (in thousands, except per share amounts):

                                              Three Months Ended June 30,       Six Months Ended June 30,
                                              ---------------------------       -------------------------
                                                 1998             1997              1998          1997
                                              -----------     -----------       -------------   ---------
                                              (Restated,                         (Restated,
                                              see Note 6)                        see Note 6)

Revenue                                         $ 9,577         $ 5,003           $17,227        $ 9,793
Net loss                                        $(2,605)        $(3,284)          $(5,005)       $(6,361)
Net loss per diluted common share               $ (0.15)        $ (0.48)          $ (0.29)       $ (0.96)
Shares used in computation                       17,373           6,835            17,368          6,592


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

NOTE 6 - RESTATEMENT

CURRENT RESTATEMENT

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the prior period amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999 became subject to dispute by the contracting parties. For revenue which has been restated in the three and six month periods ended June 30, 1998, all amounts billed are included in accounts receivable as of June 30, 1998 with a corresponding offset included in deferred revenues. Any amounts stipulated in contracts which have not been invoiced have not been recognized in the financial statements. The restatement has resulted in a reduction in revenue for the three and six months ended June 30, 1998. A summary (unaudited) of the effects of the restatement follows (in thousands, except per share amounts):


                                            Three Months Ended                  Six Months Ended
                                               June 30, 1998                      June 30, 1998
                                          -----------------------            ------------------------
                                          As Reported    Restated            As Reported     Restated
                                          -----------    --------            -----------     --------
Statement of Operations:
Software license revenue                    $ 6,059      $ 4,114              $ 10,746       $ 6,801
Service and maintenance revenue               3,192        3,159                 6,013         5,980
Total revenues                                9,251        7,273                16,759        12,781
Operating loss                               (1,123)      (3,101)                 (612)       (4,590)
Net loss                                       (868)      (2,846)                  (84)       (4,062)
Net loss per share:
  Basic                                     $ (0.05)     $ (0.17)              $ (0.01)      $ (0.25)
  Diluted                                   $ (0.05)     $ (0.17)              $ (0.01)      $ (0.25)

                                                           June 30, 1998
                                                   ---------------------------
                                                   As Reported        Restated
                                                   -----------        --------
BALANCE SHEET:
Accounts receivable, net of allowance for
 doubtful accounts                                  $ 12,008           $ 9,495
Total current assets                                  34,900            32,387
Long-term receivable                                     800                 -
Total assets                                          45,799            42,486
Deferred revenues                                      3,582             4,247
Current liabilities                                   11,221            11,886
Total liabilities                                     11,618            12,283
Accumulated deficit                                  (22,292)          (26,270)
Total stockholders' equity                            34,181            30,203
Total liabilities and stockholders' equity            45,799            42,486

PREVIOUS RESTATEMENT

In January 1999, the Company restated its originally filed quarterly report on Form 10-Q to reduce the one-time in-process research and development charge associated with the Company's acquisition of Dodge from $6.8 million to $1.9 million with a corresponding increase to goodwill. A summary (unaudited) of the effects of that restatement are as follows (in thousands, except per share amounts):


                                               Three Months Ended               Six Months Ended
                                                  June 30, 1998                  June 30, 1998
                                            ------------------------         ------------------------
                                            As Reported     Restated         As Reported     Restated
                                            -----------     --------         -----------     --------
STATEMENT OF OPERATIONS:
Acquired in process
  research and development                   $ 6,830       $ 1,890             $ 6,830      $ 1,890
Operating loss                                (6,063)       (1,123)             (5,552)        (612)
Net loss                                      (5,808)         (868)             (5,024)         (84)
Net loss per share:
   Basic                                     $ (0.35)      $ (0.05)            $ (0.30)     $ (0.01)
   Diluted                                   $ (0.35)      $ (0.05)            $ (0.30)     $ (0.01)


                                                   June 30, 1998
                                             -----------------------
                                             As Reported    Restated
                                             -----------    --------
BALANCE SHEETS:
Goodwill                                      $    727     $  5,667
Total assets                                    40,859       45,799
Accumulated deficit                            (27,232)     (22,292)
Total stockholders' equity                      29,241       34,181


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

     Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, increased 144.5%, from $3.0 million for the three months ended June 30, 1997 to $7.3 million for the three months ended June 30, 1998. Year to date revenues increased 131.5% from $5.5 million in 1997 to $12.8 million for the same period in 1998. Three customers provided approximately 49.9% and 51.6% of the total revenues for the three months and six months ended June 30, 1998, respectively. Revenue growth was due primarily to increased software license revenues.

     Software license revenues increased 172.5%, from $1.5 million for the three months ended June 30, 1997 to $4.1 million for the three months ended June 30, 1998. Year to date software license revenues increased 141.1% from $2.8 million in 1997 to $6.8 million in 1998. Software license revenue growth was due to increased revenue from new clients, existing clients and indirect sales channel fees.

     Service and maintenance revenues increased 115.6%, from $1.5 million for the three months ended June 30, 1997 to $3.2 million for the three months ended June 30, 1998. Year to date service and maintenance revenues increased 121.4% from $2.7 million in 1997 to $6.0 million in 1998. The increase was primarily attributable to the growth of the installed base of customers and the increasing complexity of user requirements, which resulted in an increase in consulting service revenues.

     Cost of Revenues. The Company's cost of revenues consists of cost of software license revenues and cost of service and maintenance revenues. Cost of software license revenues consists primarily of the cost of third-party software products distributed by the Company and the cost of product media, manuals and shipping. Cost of service and maintenance revenues consists of costs to provide consulting, implementation and training to licensees of the Company's products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software. Cost of software license revenues increased 307.4%, from $163,000 for the three months ended June 30, 1997 to $664,000 for the three months ended June 30, 1998. Cost of software license revenues as a percentage of software license revenues increased from 10.8% for the three months ended June 30, 1997 to 16.1% for the three months ended June 30, 1998. Year to date the cost of software license revenues increased 146.4% from $0.5 million in 1997 to $1.1 million in 1998, and increasing as a percentage of software license revenue from 16.3% in 1997 to 16.6% in 1998. The dollar increase in cost of software license revenues was primarily attributable to an increase in third-party software products distributed by the Company, as well as costs associated with increased sales volume.

     Cost of service and maintenance revenues increased 91.5%, from $1.1 million for the three months ended June 30, 1997 to $2.1 million for the three months ended June 30, 1998. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 75.1% for the three months ended June 30, 1997 to 66.7% for the three months ended June 30, 1998. Year to date the cost of service and maintenance revenues increased 105.6% from $1.9 million in 1997 to $3.9 million in 1998, while decreasing as a percentage of service and maintenance revenues from 69.5% in 1997 to 64.5% in 1998. The increase in dollar amount resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 48.6%, from $1.8 million for the three months ended June 30, 1997 to $2.6 million for the three months ended June 30, 1998. Year to date sales and marketing expenses increased 43.3% from $3.3 million in 1997 to $4.7 million in 1998. The increase in dollar amount was primarily attributable to increased staffing in the direct sales force and sales and marketing organizations. Sales and marketing expenses as a percentage of total revenues decreased from 58.9% to 35.8% for the three months ended June 30, 1997 and 1998, respectively, and from 60.0% to 37.1% for year to date 1997 and 1998, respectively. The decreases in these percentages were primarily due to an increasing revenue base. The Company is in the process of expanding its distribution channels, both domestically and internationally and, accordingly, sales and marketing expenses are expected to increase in dollar amount in the future.

     Product Development (Excluding Acquired In-Process Research and Development). Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

     Product development expenses increased 20.4%, from $1.9 million for the three months ended June 30, 1997 to $2.3 million for the three months ended June 30, 1998. Year to date product development expenses increased 6.4% from $4.1 million in 1997 to $4.3 million in 1998. The increase in product development expenses was due primarily to an increase in staffing. Product development expenses as a percentage of total revenues decreased from 64.3% to 31.7% for the three months ended June 30, 1997 and 1998, respectively, and from 73.6% to 33.8% for year to date 1997 and 1998, respectively. The Company anticipates that product development expenses will increase in dollar amount in future periods as the Company continues to enhance the functionality of its core financial accounting and reporting and workflow applications and as it continues development work on the next releases of its suite of application modules.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts and outside professional fees. General and administrative expenses increased 58.8%, from $507,000 for the three months ended June 30, 1997 to $805,000 for the three months ended June 30, 1998. Year to date general and administrative expenses increased 28.6% from $1.1 million in 1997 to $1.4 million in 1998. General and administrative expenses as a percentage of total revenues decreased from 17.0% to 11.1% for the three months ended June 30, 1997 and 1998, respectively, and from 20.0% to 11.1% for year to date 1997 and 1998, respectively. The decreases in these percentages were primarily due to an increasing revenue base. The Company expects general and administrative expenses to increase in dollar amount in future periods due to the Company's growth as well as the additional expense of being a public company.

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

     Supplemental Disclosure of Net Loss and Loss per Share Excluding Nonrecurring Charges. Excluding the one-time charge for acquired in-process research and development of $1.9 million, the net loss was $1.0 million or $0.06 loss per diluted share and a net loss of $2.2 million or $0.13 loss per diluted share for the three and six month periods ended June 30, 1998, respectively. This compares to a loss of $2.4 million or $0.41 loss per diluted share and a net loss of $5.3 million or $0.92 loss per diluted share in the three and six month periods ended June 30, 1997, respectively, as reflected in the following table (unaudited):

(In thousands, except per share amounts)


                                      Three Months Ended June 30,         Six Months Ended June 30, 1998
                                      ---------------------------         ------------------------------
                                      1998(1)    1998(2)    1997           1998(1)   1998(2)       1997
                                      -------    -------    -----          -------   -------       -----
Supplemental net loss                $(2,846)   $ (956)   $(2,429)         $(4,062)  $(2,172)     $(5,276)
Percentage of revenue                 (39.1%)   (13.1%)    (81.6%)          (31.8%)   (17.0%)      (95.5%)

Supplemental net loss per share:
     Basic                           $ (0.17)   $(0.06)   $ (0.41)         $(0.25)   $ (0.13)     $(0.92)
     Diluted                         $ (0.17)   $(0.06)   $ (0.41)         $(0.25)   $ (0.13)     $(0.92)

(1)  Restated, see Note 6 to the condensed consolidated financial statements.

(2) Excludes one-time charge of $1.9 million for acquired in-process research & development.


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

     As of June 30, 1998, the Company had cash and cash equivalents of $18.6 million, a decrease of $6.0 million from December 31, 1997. The Company's working capital at June 30, 1998 was $20.5 million, compared to $26.7 million at December 31, 1997.

     The Company's operating activities resulted in net cash outflow of $1.5 million for the six months ended June 30, 1998 due to the net loss. Investing activities, consisting of payments under the Dodge acquisition on June 24, 1998, and capital expenditures (primarily computer property and equipment), resulted in net cash outflow of $1.0 million for the six months ended June 30, 1998. The Company's financing activities resulted in net cash outflow of $3.5 million for the six months ended June 30, 1998, primarily attributable to the purchase of short-term investments.

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