Form 10-Q/A
period 1999-09-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-11-05
CIK 1015464

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

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999, became subject to dispute by the contracting parties. The Company has restated its financial statements for the three and nine months ended September 30, 1998 (See Note 7 to the Company's condensed consolidated financial statements).

This Amendment No. 2 of Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 and Exhibit 27.1 of the Company's previously filed Quarterly Report on Form 10-Q filed on November 16, 1998, and amended by Amendment No. 1 of Quarterly Report on Form 10-Q/A filed on January 28, 1999.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheet...............................2

           Condensed Consolidated Statement of Operations.....................3

           Condensed Consolidated Statement of Cash Flows.....................4

           Condensed Consolidated Statement of Stockholders' Equity...........5

           Notes to Condensed Consolidated Financial Statements...............6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................11

PART II. OTHER INFORMATION

         Signature...........................................................16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                 September 30,   December 31,
                                                                                                 -------------   ------------
                                                                                                     1998            1997
                                                                                                 -------------   ------------
                                                                                                 (restated, see    (audited)
                                                                                                      note 7)
         ASSETS
         ------
Current assets:
  Cash and cash equivalents                                                                        $ 17,352        $ 24,622
  Accounts receivable, net of allowance for doubtful
    accounts of $812 and $672, respectively                                                           8,565           8,571
  Prepaid expenses and other current assets                                                           1,176           1,143
                                                                                                   --------        --------
          Total current assets                                                                       27,093          34,336

Property and equipment at cost, net of accumulated depreciation
  and amortization of $2,733 and $1,392, respectively                                                 2,483           1,222
Acquired software, net of accumulated amortization of $108 and $0, respectively (see Note 3)          2,052              --
Goodwill, net of accumulated amortization of $283 and $0, respectively (see Note 3)                   5,384              --
Other assets, net of accumulated amortization of $215 and $197, respectively                            217             112
                                                                                                   --------        --------
          Total assets                                                                             $ 37,229        $ 35,670
                                                                                                   ========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         -------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                                            $  6,781        $  4,409
  Current portion of capital lease obligations                                                          408             206
  Short-term debt                                                                                     1,450              --
  Deferred revenues                                                                                   4,053           3,045
                                                                                                   --------        --------
          Total current liabilities                                                                  12,692           7,660

Long-term portion of capital lease obligations                                                          705             304
                                                                                                   --------        --------

          Total liabilities                                                                          13,397           7,964
                                                                                                   --------        --------

Stockholders' equity:
  Common stock: $.01 par value; 50,000,000 shares authorized;
    issued shares - 17,383,133 and 16,492,008,  respectively and
    outstanding shares - 17,331,122 and 16,492,008 respectively                                         174             165
  Additional paid-in capital                                                                         56,308          49,749
  Currency translation adjustment                                                                        18              --
  Common stock in treasury at cost - 52,011 and 0 shares, respectively                                 (277)             --
  Accumulated deficit                                                                               (32,391)        (22,208)
                                                                                                   --------        --------
          Total stockholders' equity                                                                 23,832          27,706
                                                                                                   --------        --------

          Total liabilities and stockholders' equity                                               $ 37,229        $ 35,670
                                                                                                   ========        ========




     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                    --------------------------------    -------------------------------
                                                          1998             1997              1998               1997
                                                        -------           ------           --------           -------
                                                       (Restated,                         (Restated,
                                                      see Note 7)                         see Note 7)

Revenues:
  Software license                                      $ 1,653           $4,541           $  8,454           $ 7,362
  Service and maintenance                                 4,129            2,397             10,109             5,098
                                                        -------           ------           --------           -------
          Total revenues                                  5,782            6,938             18,563            12,460

Cost of revenues:
  Software license                                          203              160              1,334               619
  Service and maintenance                                 3,248            1,622              7,107             3,499
                                                        -------           ------           --------           -------
          Total cost of revenues                          3,451            1,782              8,441             4,118

Operating expenses:
  Sales and marketing                                     3,160            1,992              7,908             5,306
  Product development                                     3,053            1,906              7,379             5,972
  General and administrative                              2,452              597              3,869             1,699
  Acquired in-process research &
    Development (see Note 3)                                 --               --              1,890                --
                                                        -------           ------           --------           -------
Total operating expenses                                  8,665            4,495             21,046            12,977
                                                        -------           ------           --------           -------

Operating (loss) income                                  (6,334)             661            (10,924)           (4,635)

Interest income                                             254               32                824                98
Interest expense                                            (28)             (57)               (70)             (103)
                                                        -------           ------           --------           -------
(Loss) income before provision for income taxes          (6,108)             636            (10,170)           (4,640)

Provision for income taxes                                   --               --                 --                --
                                                        -------           ------           --------           -------

Net (loss) income                                       $(6,108)          $  636           $(10,170)          $(4,640)
                                                        =======           ======           ========           =======

Net (loss) income per share:
  Basic                                                 $ (0.35)          $ 0.10           $  (0.61)          $ (0.79)
  Diluted                                               $ (0.35)          $ 0.09           $  (0.61)          $ (0.79)
Weighted average shares:
  Basic                                                  17,360            6,090             16,809             5,848
  Diluted                                                17,360            6,776             16,809             5,848




     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                --------------------------
                                                                                       September 30,
                                                                                --------------------------
                                                                                  1998               1997
                                                                                --------           -------
                                                                               (Restated,
                                                                               see Note 7)

Cash flows from operating activities:
Net loss                                                                        $(10,170)          $(4,640)
Non-cash items included in net loss:
   Depreciation and amortization                                                   1,014               404
   Acquired in-process research and development charge                             1,890                --
   Provision for doubtful accounts                                                   976               275
Change in operating accounts:
   Accounts receivable                                                              (161)           (2,014)
   Prepaid expenses and other assets                                                   8              (241)
   Accounts payable and accrued expenses                                            (190)              461
   Deferred revenue                                                                  (75)              285
                                                                                --------           -------
Net cash used in operating activities                                             (6,708)           (5,470)

Cash flows from investing activities:
   Acquisition of subsidiary, less cash acquired                                    (493)               --
   Purchase of property and equipment                                               (689)             (575)
                                                                                --------           -------
Net cash used in investing activities                                             (1,182)             (575)

Cash flows from financing activities:
  Purchase of short-tem investments                                               (3,448)               --
  Sale of short-tem investments                                                    3,448                --
  Proceeds from sales of common stock, net of stock issue costs                       --             4,300
  Proceeds from line of credit                                                     1,450             2,000
  Repayments of debt                                                                (393)               --
  Proceeds from exercise of stock options and warrants                                47                45
  Proceeds from employee stock purchase plan                                          32                --
  Purchase of treasury stock                                                        (322)               --
  Repayments of convertible note payable                                              --              (106)
  Payments of capital lease obligations                                             (198)             (210)
                                                                                --------           -------
Net cash provided by financing activities                                            616             6,029
                                                                                --------           -------

Effect of exchange rate changes on cash                                                4                --
                                                                                --------           -------

Decrease in cash and cash equivalents                                             (7,270)              (16)
                                                                                --------           -------
Cash and cash equivalents at beginning of period                                  24,622             3,273
                                                                                --------           -------
Cash and cash equivalents at end of period                                      $ 17,352           $ 3,257
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

                                                Common Stock      Additional    Currency                                  Total
                                            -------------------    paid-in     translation   Treasury   Accumulated    stockholders'
                                              Shares     Amount    capital     adjustment      stock      deficit         equity
                                            ----------   ------   ----------   -----------   --------   -----------    -------------


Balance at January 1, 1998                  16,492,008    $165     $49,749        $ --        $  --       $(22,208)      $ 27,706
  Exercise of stock options and warrants        27,625      --          47          --           --             --             47
  Stock issued in conjunction with the
    acquisition of The Dodge Group             863,500       9       6,512          --           --             --          6,521
  Shares issued for ESPP                            --      --          --          --           45            (13)            32
  Treasury stock acquired                           --      --          --          --         (322)            --           (322)
Net loss                                            --      --          --          --           --        (10,170)       (10,170)
Currency translation adjustment                     --      --          --          18           --             --             18
                                            ----------    ----     -------        ----        -----       --------       --------
Balance at September 30, 1998               17,383,133    $174     $56,308        $ 18        $(277)      $(32,391)      $ 23,832
                                            ==========    ====     =======        ====        =====       ========       ========






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

NOTE 2 - EARNINGS (LOSS) PER SHARE

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has presented basic and diluted income (loss) per share for all periods.

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

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1997, for all periods presented, and excludes the one-time in-process research and development charge of $1.9 million for the periods presented:

                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                    --------------------------------    -------------------------------
                                                          1998           1997                  1998         1997
                                                        -------         ------               --------      -------
                                                      (Restated,                           (Restated,
                                                      see Note 7)                          see Note 7)
                                                                  (in thousands, except per share amounts)

Revenue                                                 $ 5,782         $9,289               $ 23,009      $19,082
Net (loss) income                                       $(6,108)        $  146               $(11,113)     $(6,215)
Net (loss) income per diluted common share              $ (0.35)        $ 0.02               $  (0.64)     $ (0.93)
Shares used in computation                               17,360          7,640                 17,366        6,712


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

NOTE 5 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement No. 130,"Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 applies to all companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The following table sets forth the calculation of comprehensive income (unaudited):

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                        ------------------        --------------------
                                                          1998       1997           1998        1997
                                                         -------     ----         --------     -------
                                                       (Restated,               (Restated,
                                                       see Note 7)              see Note 7)
                                                                        (in thousands)

Net (loss) income                                        $(6,108)    $636         $(10,170)    $(4,640)
Currency translation adjustment                               18       --               18          --
                                                         -------     ----         --------     -------

Comprehensive (loss) income                              $(6,090)    $636         $(10,152)    $(4,640)
                                                         ========    ====         =========    ========

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

NOTE 7 - RESTATEMENT

CURRENT RESTATEMENT

As a result of the Company's regular quarterly financial statement review with its independent accountants, the Company determined that it would restate the prior period amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several 1998 software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999 became subject to dispute by the contracting parties. For revenue which has been restated in the three and nine months ended September 30, 1998, all amounts billed are included in accounts receivable as of September 30, 1998 with a corresponding offset included in deferred revenues. Any amounts stipulated in contracts which have not been invoiced have not been recognized in the financial statements. A summary (unaudited) of the effects of the restatement follows (in thousands, except per share amounts):

                                                     Three Months Ended                  Nine Months Ended
                                                     September 30, 1998                 September 30, 1998
                                                --------------------------          ---------------------------
                                                As Reported       Restated          As Reported        Restated
                                                -----------       --------          -----------        --------

Statement of Operations:
------------------------
Software license revenue                          $ 1,866         $ 1,653             $12,612          $  8,454
Service and maintenance revenue                     4,243           4,129              10,256            10,109
Total revenues                                      6,109           5,782              22,868            18,563
Operating loss                                     (6,007)         (6,334)             (6,619)          (10,924)
Net loss                                           (5,781)         (6,108)             (5,865)          (10,170)
Net loss per share:
  Basic                                           $ (0.33)        $ (0.35)            $ (0.35)         $  (0.61)
  Diluted                                         $ (0.33)        $ (0.35)            $ (0.35)         $  (0.61)


                                                    September 30, 1998
                                                --------------------------
                                                As Reported       Restated
                                                -----------       --------

Balance Sheet:
--------------
Accounts receivable, net of allowance for
  doubtful accounts                              $ 11,341          $ 8,565
Total current assets                               29,869           27,093
Long-term receivable                                  800                -
Total assets                                       40,805           37,229
Deferred revenues                                   3,324            4,053
Current liabilities                                11,963           12,692
Total liabilities                                  12,668           13,397
Accumulated deficit                               (28,086)         (32,391)
Total stockholders' equity                         28,137           23,832
Total liabilities and stockholders' equity         40,805           37,229

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

                                                     Three Months Ended                  Nine Months Ended
                                                     September 30, 1998                 September 30, 1998
                                                --------------------------          ---------------------------
                                                As Reported       Restated          As Reported        Restated
                                                -----------       --------          -----------        --------

Statement of Operations:
------------------------
General and administrative                        $ 2,205         $ 2,452             $  3,622         $ 3,869
Acquired in-process
  research and development                             --              --                6,830           1,890
Operating loss                                     (5,760)         (6,007)             (11,312)         (6,619)
Net loss                                           (5,534)         (5,781)             (10,558)         (5,865)
Net loss per share:
   Basic                                          $ (0.32)        $ (0.33)            $  (0.63)        $ (0.35)
   Diluted                                        $ (0.32)        $ (0.33)            $  (0.63)        $ (0.35)

                                                    September 30, 1998
                                                --------------------------
                                                As Reported       Restated
                                                -----------       --------

Balance Sheets:
Goodwill                                         $    691         $  5,384
Total assets                                       36,112           40,805
Accumulated deficit                               (32,779)         (28,086)
Total stockholders' equity                         23,444           28,137


NOTE 8 - SUBSEQUENT EVENTS - GOING CONCERN

Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (see Note 7) and; (3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

       Restatement. The condensed consolidated financial statements included and discussed herein contain amounts which have been restated to reflect a change in the original revenue recognition for certain contracts. (See Note 7 to the condensed consolidated financial statements for effects of the restatement.)
The appropriate amounts below reflect the restatement.

       Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 16.7%, from $6.9 million for the three months ended September 30, 1997 to $5.8 million for the three months ended September 30, 1998. Year to date revenues increased 49.0% from $12.5 million in 1997 to $18.6 million for the same period in 1998. The revenue decline for the three-month period ended September 30, 1998 was due primarily to contract and implementation delays, partially offset by increased service and maintenance revenues. For the three-month period ended September 30, 1998, no customer represented greater than 10% of revenues, and for the year to date period ended September 30, 1998, three customers provided approximately 42.8% of the total revenues.

       Software license revenues decreased 63.6%, from $4.5 million for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998. Year to date software license revenues increased 14.8% from $7.4 million in 1997 to $8.5 million in 1998. This revenue decline for the three-month period ended September 30, 1998 was due primarily to contract and implementation delays. Year to date software license revenue growth was due to increased revenue from new clients, existing clients and indirect sales channel fees.

       Service and maintenance revenues increased 72.3%, from $2.4 million for the three months ended September 30, 1997 to $4.1 million for the three months ended September 30, 1998. Year to date service and maintenance revenues increased 98.3% from $5.1 million in 1997 to $10.1 million in 1998. The increases were primarily attributable to the growth of the installed base of customers and the increasing complexity of user requirements, which resulted in an increase in consulting service revenues.

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

       Cost of software license revenues increased 26.9%, from $160,000 for the three months ended September 30, 1997 to $203,000 for the three months ended September 30, 1998. Cost of software license revenues as a percentage of software license revenues increased from 3.5% for the three months ended September 30, 1997 to 12.3% for the three months ended September 30, 1998. Year to date the cost of software license revenues increased 115.5% from $619,000 in 1997 to $1.3 million in 1998, and increased as a percentage of software license revenue from 8.4% in 1997 to 15.8% in 1998. The dollar increases in cost of software license revenues was primarily attributable to an increase in third-party software products distributed by the Company. The increases as a percent of software license revenue was the result of an increased percentage of sales that contained third-party product.

       Cost of service and maintenance revenues increased 100.2%, from $1.6 million for the three months ended September 30, 1997 to $3.2 million for the three months ended September 30, 1998. Cost of service and maintenance revenues as a percentage of service and maintenance revenues increased from 67.7% for the three months ended September 30, 1997 to 78.7% for the three months ended September 30, 1998. Year to date the cost of service and maintenance revenues increased 103.1% from $3.5 million in 1997 to $7.1 million in 1998, while increasing as a percentage of service and maintenance revenues from 68.6% in 1997 to 70.3% in 1998. The dollar increases in cost of service and maintenance revenues resulted primarily from the addition of service consultants and customer support personnel to provide services to a larger customer base. The third quarter increase as a percent of cost of service and maintenance revenues was primarily due to increased non-billable time of service employees while they were cross-trained on the Company's products, as a result of The Dodge Group acquisition.

       Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 58.6%, from $2.0 million for the three months ended September 30, 1997 to $3.2 million for the three months ended September 30, 1998. Year to date sales and marketing expenses increased 49.0% from $5.3 million in 1997 to $7.9 million in 1998. The dollar increase in sales and marketing expenses was primarily attributable to increased staffing in the direct sales force and sales and marketing organizations. Sales and marketing expenses as a percentage of total revenues increased from 28.7% to 54.7% for the three months ended September 30, 1997 and 1998, respectively, and remained constant at 42.6% for year to date periods. The increase in the percentage for the three months ended September 30, 1998, was primarily the result of the lower revenues for the period coupled with an increase in the sales and marketing staff. While the acquisition of The Dodge Group increased the Company's international presence, the Company is still in the process of expanding its distribution channels, both domestically and internationally and, accordingly, sales and marketing expenses are expected to increase in dollar amount in the future.

       Product Development (Excluding Acquired In-Process Research and Development). Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

       Product development expenses increased 60.2%, from $1.9 million for the three months ended September 30, 1997 to $3.1 million for the three months ended September 30, 1998. Year to date product development expenses increased 23.6% from $6.0 million in 1997 to $7.4 million in 1998. The increases in product development expenses were due primarily to an increase in staffing. Product development expenses as a percentage of total revenues increased from 27.5% to 52.8% for the three months ended September 30, 1997 and 1998, respectively, and decreased from 47.9% to 39.8% for year to date 1997 and 1998, respectively. The Company anticipates that product development expenses will increase in dollar amount in future periods as the Company continues to enhance the functionality of its core financial accounting and reporting and workflow applications and as it continues development work on the next releases of its suite of application modules.

       General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of acquired software and goodwill and outside professional fees. General and administrative expenses increased 310.7%, from $597,000 for the three months ended September 30, 1997 to $2.5 million for the three months ended September 30, 1998. Year to date general and administrative expenses increased 127.7% from $1.7 million in 1997 to $3.9 million in 1998. The increases in general and administrative expenses were primarily the result of an increased reserve for bad debts, commencement of amortization of acquired software and goodwill associated with the June 24, 1998 acquisition of The Dodge Group and an increase in administrative personnel as a result of the Dodge Group acquisition. General and administrative expenses as a percentage of total revenues increased from 8.6% to 42.4% for the three months ended September 30, 1997 and 1998, respectively, and from 13.6% to 20.8% for year to date 1997 and 1998, respectively.

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

           Net (Loss) Income and (Loss) Income per Share. The net loss for the three and nine month periods ended September 30, 1998, was ($6.1) million or ($0.35) per diluted share and ($10.2) million or ($0.61) per diluted share, respectively. Excluding the second quarter one-time charge of $1.9 million for acquired in-process research and development the net loss for the nine-month period ended September 30, 1998 was ($8.3) million or ($0.49) per diluted share. This compares to net income of $636,000 or $0.09 per diluted share and net loss of ($4.6) million or ($0.79) per diluted share in the three and nine-month periods ended September 30, 1997, respectively, as reflected in the following table (unaudited):

                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                          --------------------------------      -----------------------------------
                                             1998 (1)             1997          1998 (1)       1998 (2)       1997
                                             -------             -----          --------       --------     -------
                                                           (in thousands, except per share amounts)

Net (loss) income                            $(6,108)            $ 636          $(10,170)      $(8,280)     $(4,640)

Net (loss) income per share:

     Basic                                   $ (0.35)            $0.10          $  (0.61)      $ (0.49)     $ (0.79)
     Diluted                                 $ (0.35)            $0.09          $  (0.61)      $ (0.49)     $ (0.79)


(1)   Restated, see Note 7 to the condensed consolidated financial statements.

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

       As of September 30, 1998, the Company had cash and cash equivalents of $17.4 million, a decrease of $7.3 million from December 31, 1997. The Company's working capital at September 30, 1998 was $14.4 million, compared to $26.7 million at December 31, 1997.

       The Company's operating activities resulted in net cash outflow of $6.7 million for the nine months ended September 30, 1998, attributable primarily to the net operating loss. Investing activities, consisting of payments under the Dodge acquisition on June 24, 1998, and capital expenditures (primarily computer property and equipment), resulted in net cash outflow of $1.2 million for the nine months ended September 30, 1998. The Company's financing activities resulted in net cash inflow of $616,000 for the nine months ended September 30, 1998.

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

        Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (see Note 7) and;
(3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

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

           2. INTERNAL SYSTEMS. The Company's internal computer programs and operating systems relate to virtually all segments of the Company's business, including merchandising, customer database management, marketing, order processing, order fulfillment, contract management, inventory management, customer service and financial reporting. These programs and systems consist primarily of:

                  - "Front-end" Systems. These systems automate and manage business functions such as contract management, order-taking and order-processing, inventory management, accounting and financial reporting.

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