Form 10-Q
period 1999-09-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 1999-11-12
CIK 1015464

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------------ EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999

                                       OR

____________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.

For the transition period from  _______ to _______

Commission File Number:  000-23453

                        FLEXIINTERNATIONAL SOFTWARE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Delaware                                     06-1309427
(STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

  Two Enterprise Drive, Shelton, CT                    06484
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

As of October 26, 1999, there were 17,588,008 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS



                                                                                                 PAGE
                                                                                                 ----

PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements
                      Condensed Consolidated Balance Sheet.....................................    3
                      Condensed Consolidated Statement of Operations...........................    4
                      Condensed Consolidated Statement of Cash Flows...........................    5
                      Condensed Consolidated Statement of Stockholders' (Deficit) Equity.......    6
                      Notes to Condensed Consolidated Financial Statements.....................    7
Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................    11
Item 3.           Quantitative And Qualitative Disclosure About Market Risk....................    15


PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings............................................................    16
Item 2.           Changes in Securities and Use of Proceeds....................................    16
Item 6.           Exhibits and Reports on Form 8-K.............................................    16
                  Signature....................................................................    17

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                              September 30,    December 31,
                                                                                                 1999             1998
                                                                                                 ----             ----
                                                                                                                 audited
                                                                                                                (Restated,
                                                                                                                see Note 7)
         ASSETS
         ------
Current assets:
  Cash and cash equivalents                                                                  $     2,089      $     7,876
  Marketable securities                                                                                -            3,000
  Accounts receivable, net of allowance for doubtful
    accounts of $776 and $812, respectively                                                        6,557           11,041
  Prepaid expenses and other current assets                                                          388              999
                                                                                             -----------      -----------
        Total current assets                                                                       9,034           22,916

Property and equipment at cost, net of accumulated depreciation
 and amortization of $4,129 and $3,121, respectively                                               2,287            2,732
Acquired software, net of accumulated amortization of $540 and $216, respectively                  1,620            1,944
Goodwill, net of accumulated amortization of $5,375 and $566, respectively (see Note 4)              292            5,101
Other assets                                                                                         192              218
                                                                                             -----------      -----------
        Total assets                                                                         $    13,425      $    32,911
                                                                                             ===========      ===========

         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
         ----------------------------------------------
Current liabilities:
  Accounts payable                                                                           $     2,035      $     3,199
  Accrued commissions                                                                                333              725
  Accrued restructuring costs                                                                        530                -
  Accrued expenses - other                                                                         1,954            3,483
  Current portion of capital lease obligations                                                       600              586
  Deferred revenues                                                                                8,857            7,426
                                                                                             -----------      -----------
        Total current liabilities                                                                 14,309           15,419

Long-term portion of capital lease obligations                                                       418              878
                                                                                             -----------      -----------

        Total liabilities                                                                         14,727           16,297
                                                                                             -----------      -----------

Commitments and contingencies (see Note 6)                                                             -                -

Stockholders' (deficit) equity:
  Common stock: $.01 par value; 50,000,000 shares authorized;
    issued shares - 17,608,133 and 17,383,133, respectively, and
    outstanding shares - 17,588,008 and 17,293,622,  respectively                                    176              174
  Additional paid-in capital                                                                      56,128           56,308
  Accumulated deficit                                                                            (57,645)         (39,656)
  Currency translation adjustment                                                                     75                2
  Common stock in treasury at cost - 20,125 and 89,511 shares, respectively                          (36)            (214)
                                                                                             ------------     -----------
        Total stockholders' (deficit) equity                                                      (1,302)          16,614
                                                                                             ------------     -----------
        Total liabilities and stockholders' (deficit) equity                                 $    13,425      $    32,911
                                                                                             ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 Three Months Ended September 30,      Nine months Ended September 30,
                                                 --------------------------------      -------------------------------
                                                    1999             1998                   1999             1998
                                                    ----             ----                   ----             ----
                                                                   (Restated,                             (Restated,
                                                                   see Note 7)                            see Note 7)
Revenues:
  Software license                               $      294      $    1,653             $     1,806     $     8,454
  Service and maintenance                             3,281           4,129                   9,692          10,109
                                                 ----------      ----------             -----------     -----------
        Total revenues                                3,575           5,782                  11,498          18,563

Cost of revenues:
  Software license                                      144             203                     306           1,334
  Service and maintenance                             1,516           3,248                   6,091           7,107
                                                 ----------      ----------             -----------     -----------
        Total cost of revenues                        1,660           3,451                   6,397           8,441

Operating expenses:
  Sales and marketing                                 1,002           3,160                   5,300           7,908
  Product development                                 1,393           3,053                   5,997           7,379
  General and administrative                          1,585           2,452                   5,685           3,869
  Goodwill impairment (see Note 4)                        -               -                   4,224               -
  Restructuring charge (see Note 5)                     (72)              -                   1,824               -
  Acquired in-process research & development              -               -                       -           1,890
                                                 ----------      ----------             -----------     -----------
Total operating expenses                              3,908           8,665                  23,030          21,046
                                                 ----------      ----------             -----------     -----------

Operating loss                                       (1,993)         (6,334)                (17,929)        (10,924)

Interest income                                          12             254                     153             824
Interest expense                                        (42)            (28)                    (99)            (70)
                                                 -----------     -----------            ------------    ------------
Loss before provision for income taxes               (2,023)         (6,108)                (17,875)        (10,170)

Provision for income taxes                                -               -                       -               -
                                                 ----------      ----------             -----------     -----------

Net loss                                         $   (2,023)    $    (6,108)            $   (17,875)    $   (10,170)
                                                 ===========    ===========             ============    ============

Net loss per share:
  Basic                                          $    (0.12)     $    (0.35)            $    (1.03)     $    (0.61)
  Diluted                                        $    (0.12)     $    (0.35)            $    (1.03)     $    (0.61)
Weighted average shares:
  Basic                                              17,361          17,360                  17,338          16,809
  Diluted                                            17,361          17,360                  17,338          16,809



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   Nine Months Ended
                                                                                                   -----------------
                                                                                                     September 30,
                                                                                                     -------------
                                                                                                1999               1998
                                                                                                ----               ----
                                                                                                                (Restated,
                                                                                                                see Note 7)
Cash flows from operating activities:
Net loss                                                                                     $   (17,875)     $   (10,170)
Non-cash items included in net loss:
   Depreciation and amortization                                                                   1,953            1,014
   Goodwill impairment                                                                             4,224                -
   Acquired in-process research and development                                                        -            1,890
   Provision for doubtful accounts                                                                 1,201              976
Change in operating accounts:
   Accounts receivable                                                                             3,277             (161)
   Prepaid expenses and other assets                                                                 458                8
   Accounts payable and accrued expenses                                                          (3,092)            (190)
   Accrued restructuring                                                                             530                -
   Deferred revenues                                                                               1,433              (75)
                                                                                             -----------      ------------
Net cash used in operating activities                                                             (7,891)          (6,708)

Cash flows from investing activities:
   Acquisition of subsidiary, less cash acquired                                                       -             (493)
   Proceeds from sale of property and equipment                                                       29                -
   Purchase of property and equipment                                                               (629)            (689)
                                                                                             -----------      -----------
Net cash used in investing activities                                                               (600)          (1,182)

Cash flows from financing activities:
  Purchase of short-term investments                                                                   -           (3,448)
  Sale of short-term investments                                                                   3,000            3,448
  Proceeds from line of credit                                                                     2,000            1,450
  Repayment of line of credit                                                                     (2,000)               -
  Repayment of debt                                                                                    -             (393)
  Purchase of treasury stock                                                                           -             (322)
  Proceeds from exercise of stock options and warrants                                                 4               47
  Proceeds from employee stock purchase plan                                                          61               32
  Payments of capital lease obligations                                                             (446)            (198)
                                                                                             -----------      -----------
Net cash provided by financing activities                                                          2,619              616
                                                                                             -----------      -----------

Effect of exchange rate changes on cash                                                               85                4

Decrease in cash and cash equivalents                                                             (5,787)          (7,270)
                                                                                             -----------      -----------
Cash and cash equivalents at beginning of period                                                   7,876           24,622
                                                                                             -----------      -----------
Cash and cash equivalents at end of period                                                   $     2,089      $    17,352
                                                                                             ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                             (RESTATED, SEE NOTE 7)


                                                 Common Stock          Additional
                                                 ------------           paid-in       Accumulated
                                             Shares        Amount       capital         deficit
                                             ------        ------       -------         -------

Balance at December 31, 1998               17,383,133       $ 174      $ 56,308       $  (39,656)
  Shares issued for ESPP                            -           -             -              (88)
  Exercise of stock options                   225,000           2             -              (26)
  Cancellation of options issued in
     conjunction with the acquisition
     of The Dodge Group                             -           -          (180)               -
  Net loss                                          -           -             -          (17,875)
  Currency translation adjustment                   -           -             -                -
Comprehensive income (loss)                         -           -             -                -
                                           ----------       -----      --------       ----------
Balance at September 30, 1999              17,608,133       $ 176      $ 56,128       $  (57,645)
                                           ==========       =====      ========       ==========

                                          Currency                       Total
                                         translation    Treasury     stockholders'     Comprehensive
                                         adjustment       stock    (deficit) equity    income (loss)
                                         ----------       -----    ----------------    -------------

Balance at December 31, 1998             $       2     $   (214)    $      16,614
  Shares issued for ESPP                         -          150                62
  Exercise of stock options                      -           28                 4
  Cancellation of options issued in
     conjunction with the acquisition
     of The Dodge Group                          -            -              (180)
  Net loss                                       -            -           (17,875)     $   (17,875)
  Currency translation adjustment               73            -                73               73
                                                                                       -----------
Comprehensive income (loss)                      -            -                -       $   (17,802)
                                         ---------     --------      -----------       ===========
Balance at September 30, 1999            $      75     $    (36)     $    (1,302)
                                         =========     ========      ===========


     See accompanying notes to condensed consolidated financial statements.

                        FlexiInternational Software, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION. The condensed consolidated financial statements contain previously reported amounts which have been restated to reflect a change in the revenue recognition for certain contracts (see Note 7).

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 (See Note 7).

The unaudited condensed consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its subsidiaries and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 1999. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

NOTE 2 - LOSS PER SHARE
-----------------------

Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company has presented basic and diluted loss per share for all periods. The number of shares used in the September 30, 1999 and 1998 diluted per share calculations do not include the effect of outstanding stock options, as the effect would be anti-dilutive.

NOTE 3 - REVENUE RECOGNITION
----------------------------

The Company licenses software under noncancellable license agreements through direct and indirect channels, and provides services including maintenance, training and consulting. Effective January 1, 1998, the Company has adopted SOP 97-2 "Software Revenue Recognition". Software license revenues through the Company's direct sales channel are recognized when persuasive evidence of an arrangement exists, the licensed products have been shipped, fees are fixed and determinable and collectibility is considered probable. Customers may elect to receive the licensed products pre-loaded and configured on a hardware unit. In this case, revenue is recognized when the licensed products are installed on the hardware unit, the unit is shipped and all other criteria are met. Other software license royalties earned through the Company's indirect sales channel are recognized as such fees are reported to the Company. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. For multiple element arrangements and arrangements with extended payment terms, or where a significant portion of the payment is due after inception of the license agreement, all revenue is deferred until the final portion of the license fee becomes due and payable, and all other criteria are met at that time. Maintenance revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year. Revenues from training and consulting services are recognized as such services are performed. The Company does not require collateral for its receivables, and reserves are maintained for potential losses.

NOTE 4 - ACQUISITION
--------------------

On June 24, 1998, the Company completed the acquisition of The Dodge Group, Inc. ("Dodge"), a software developer that specializes in financial data warehouse solutions. As a result of the acquisition, the company wrote off $1.9 million for acquired in-process research and development in the June 1998 quarter.

Following executive and staff cutbacks in connection with a first quarter 1999 restructuring program (see Note 5), management revised its plans for the existing Dodge financial data warehouse business acquired in 1998. As a result, expected revenues and cash flows from these software products have been revised significantly downward. Additionally, competitive pressures and a continuation of the general business slowdown previously disclosed have caused management to reassess the long term potential of the Dodge business and to reprioritize its investments.

During June 1999 the Company reassessed the value of the intangible assets recorded by the Company as a result of the acquisition. Prior to that reassessment, the unamortized balance of the intangible assets was $6,263, consisting of $1,728 of acquired software and $4,535 of goodwill. After assessment of the acquired software asset, management concluded that the carrying value approximated net realizable value for that software. Management also assessed the related goodwill arising from the Dodge acquisition in accordance with established policies. The economic factors indicated above have caused management to revise downward its estimates of future cash flows from current and future products associated with the Dodge business as a whole. As a result of management's analysis, and using the best information available, management recorded a goodwill impairment charge of $4,224 in the second quarter of 1999.

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

NOTE 5 - RESTRUCTURING CHARGE
-----------------------------

On February 26, 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives. In this regard, the primary actions taken included involuntary terminations of selected personnel. Severance packages were offered to 66 employees. This reduction in headcount also led to the Company having excess leased facility space. In addition, during the third quarter of 1999, the Company took additional actions to reduce employee headcount. This action also included involuntary terminations of selected personnel. Severance packages were offered to 18 employees.

As a result of both of these actions, the Company recorded a charge to operations during the three month periods ended March 31, 1999 and September 30, 1999 of $1,896 and $125, respectively. Of the total amount of these charges, $1,855 were related to severance costs, of which $667, $181 and $281 were paid during the three month periods ended March 31, 1999, June 30, 1999 and September 30, 1999, respectively, and $166 related to costs of idle facility space, of which $18, $95 and $53 were paid during the three month periods ended March 31, 1999, June 30, 1999 and September 30, 1999, respectively. Additionally, during the third quarter of 1999 one of the Company's former employees obtained employment elsewhere, and the Company is no longer obligated to make payments totaling $196. As such, the Company reversed this accrued liability during the three months ended September 30, 1999. The remaining $530 of the severance costs, will be payable in installments for up to 18 months. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

Detail of the restructuring charge is as follows:

                             Severance           Excess
                            & benefits         facilities           Total
                            ----------         ----------           -----
Reserve balances,
February 26, 1999            $   1,730         $    166         $   1,896

Additional charge
September 30, 1999                 125                -               125

Change in estimate of
severance costs                   (196)               -              (196)

Cash charges                    (1,129)            (166)           (1,295)
                             ----------        ---------        ----------

Reserve balances,
September 30, 1999           $     530         $      -         $     530
                             =========         ========         =========

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company is party to contracts for licensing of software and provision of services with two customers for a total of approximately $4,000. The revenue recognition for those contracts has been restated as a result of payment disputes that arose with these customers in the second quarter of 1999 (see Note
7). The Company believes that the amounts in dispute are appropriately due under terms of the contracts and expects the amounts to be realized. The Company is vigorously pursuing collection of these amounts through all available means under the contract terms, including arbitration. However, there can be no assurance that the carrying amounts of these receivables will be realized.

NOTE 7 - RESTATEMENT OF 1998 AND FIRST QUARTER 1999
---------------------------------------------------

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the prior period amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999, became subject to dispute by the contracting parties. For revenue which has been restated in the three and nine months ended September 30, 1998, all amounts billed are included in accounts receivable, with a corresponding offset included in deferred revenues. Any amounts stipulated in contracts which have not been invoiced have not been recognized in the financial statements. A summary (unaudited) of the effects of the restatement as of December 31, 1998 and for the three and nine month periods ended September 30, 1998 follows (in thousands, except per share amounts):


                                             Three Months Ended                      Nine Months Ended
                                             September 30, 1998                     September 30, 1998
                                             ------------------                     ------------------
                                          As Reported      Restated             As Reported      Restated
                                          -----------      --------             -----------      --------
Statement of Operations:
------------------------
  Software license revenue                $   1,866       $  1,653               $  12,612       $   8,454
  Service and maintenance revenue             4,243          4,129                  10,256          10,109
    Total revenue                             6,109          5,782                  22,868          18,863

  Operating loss                             (6,007)        (6,334)                 (6,619)        (10,924)

  Net loss                                $  (5,781)      $ (6,108)                 (5,865)        (10,170)

 Net loss per share:
     Basic                                $   (0.33)      $  (0.35)              $    (0.35)     $    (0.61)
     Diluted                              $   (0.33)      $  (0.35)              $    (0.35)     $    (0.61)

                                                   December 31, 1998
                                                   -----------------
                                               As Reported      Restated
                                               -----------      --------
Balance Sheet:
--------------
Accounts receivable, net of
  allowance for doubtful accounts              $  13,051       $ 11,041
Total current assets                              24,926         22,916
Total assets                                      34,921         32,911
Deferred revenues                                  4,341          7,426
Current liabilities                               12,334         15,419
Total liabilities                                 13,212         16,297
Accumulated deficit                              (34,561)       (39,656)
Total stockholders' equity                        21,109         16,614
Total liabilities and stockholders' equity        34,921         32,911

NOTE 8 - GOING CONCERN
----------------------

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ------------------------------------------------


FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K/A for the year ended December 31, 1998.

RESULTS OF OPERATIONS

      Restatement. The condensed consolidated financial statements included and discussed herein contain amounts which have been restated to reflect a change in the original revenue recognition for certain contracts. (See Note 7 to the condensed consolidated financial statements for effects of the restatement.) The appropriate amounts below reflect the restatement.

      Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 38.2%, from $5.8 million for the three months ended September 30, 1998 to $3.6 million for the three months ended September 30, 1999. Year to date revenues decreased 38.1% from $18.6 million in 1998 to $11.5 million for the same period in 1999. Two customer provided approximately 43.7% and no customer provided greater than 10% of revenue for the three months ended September 30, 1999 and 1998, respectively. Two customers provided approximately 33.2% and three customers provided approximately 42.8% of the total revenues for the nine months ended September 30, 1999 and 1998, respectively.

      Software license revenues decreased 82.2%, from $1.7 million for the three months ended September 30, 1998 to $294,000 for the three months ended September 30, 1999. Year to date software license revenues decreased 78.6% from $8.5 million in 1998 to $1.8 million in 1999. The Company believes that the decline in software license revenue is primarily due to a slowdown in software acquisition decisions among large customers due to concerns about Year 2000.

      Service and maintenance revenues decreased 20.5%, from $4.1 million for the three months ended September 30, 1998 to $3.3 million for the three months ended September 30, 1999. Year to date service and maintenance revenues decreased 4.1% from $10.1 million in 1998 to $9.7 million in 1999. The decrease in service and maintenance revenues was primarily attributable to lower service revenue due to fewer active client implementations.

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

      Cost of software license revenues decreased 29.1%, from $203,000 for the three months ended September 30, 1998 to $144,000 for the three months ended September 30, 1999. Cost of software license revenues as a percentage of software license revenues increased from 12.3% for the three months ended September 30, 1998 to 49.0% for the three months ended September 30, 1999. Year to date, the cost of software license revenues decreased 77.1% from $1.3 million in 1998 to $306,000 in 1999, while increasing as a percentage of software license revenue from 15.8% in 1998 to 16.9% in 1999. The increase in this percentage for both the three and nine months period ended September 30, 1999 was primarily the result of an adjustment to a previous estimate.

      Cost of service and maintenance revenues decreased 53.3%, from $3.2 million for the three months ended September 30, 1998 to $1.5 million for the three months ended September 30, 1999. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 78.7% for the three months ended September 30, 1998 to 46.2% for the three months ended September 30, 1999. Year to date, the cost of service and maintenance revenues decreased 14.3% from $7.1 million in 1998 to $6.1 million in 1999, and decreased as a percentage of service and maintenance revenues from 70.3% in 1998 to 62.8% in 1999. The decrease in dollar amount and as a percent of service and maintenance revenue for the three and nine months ended September 30, 1999 was primarily the result of the staff reduction actions taken by the Company to reduce costs in the service organization.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 68.3%, from $3.2 million for the three months ended September 30, 1998 to $1.0 million for the three months ended September 30, 1999. Year to date sales and marketing expenses decreased 33.0% from $7.9 million in 1998 to $5.3 million in 1999. The decrease in dollar amount was primarily attributable to staff reduction actions taken by the Company to align its sales and marketing expenses with its anticipated revenues. Sales and marketing expenses as a percentage of total revenues decreased from 54.7% to 28.0% for the three months ended September 30, 1998 and 1999, respectively, and increased from 42.6% to 46.1% for year to date 1998 and 1999, respectively. The decrease in this percentage for the three month period ended September 30, 1999 was primarily the result of the staff reduction actions taken by the Company to reduce its sales and marketing expense. The increase in this percentage for the nine month period ended September 30, 1999,was primarily due to lower revenue.

      Product Development (Excluding Acquired In-Process Research and Development). Product development expenses include software development costs and consist primarily of engineering personnel costs.

      Product development expenses decreased 54.4%, from $3.1 million for the three months ended September 30, 1998 to $1.4 million for the three months ended September 30, 1999. Year to date product development expenses decreased 18.7% from $7.4 million in 1998 to $6.0 million in 1999. The decrease in product development expenses was due primarily to the actions taken by the Company to reduce its development expense. Product development expenses as a percentage of total revenues decreased from 52.8% to 39.0% for the three months ended September 30, 1998 and 1999, respectively, and increased from 39.8% to 52.2% for year to date 1998 and 1999, respectively. The decrease in this percentage for the three month period ended September 30, 1999 was the result of the staff reduction actions taken by the Company to reduce its development expense, while the increase in this percentage for the nine month period ended September 30, 1999 is the result of spending in the first quarter that was needed to complete work on the Company's latest version of its software.

      General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of acquired software and goodwill and outside professional fees. General and administrative expenses decreased 35.4%, from $2.5 million for the three months ended September 30, 1998 to $1.6 million for the three months ended September 30, 1999. The decrease was primarily the result the staff reduction actions taken by the Company to reduce its general and administrative expenses. Year to date general and administrative expenses increased 46.9% from $3.9 million in 1998 to $5.7 million in 1999. The increase was primarily the result of an increase in the reserve for bad debts, increased professional fees and commencement of amortization of acquired software and goodwill associated with the June 1998 acquisition of The Dodge Group. General and administrative expenses as a percentage of total revenues increased from 42.4% to 44.3% for the three months ended September 30, 1998 and 1999, respectively, and from 20.8% to 49.4% for year to date 1998 and 1999, respectively. The increase in these percentages were primarily due to lower revenue.

      Goodwill Impairment. During June 1999 management conducted a periodic impairment assessment of the intangible assets resulting from the Dodge acquisition. As a result of that review, management concluded that an impairment had occurred with the goodwill and a $4.2 million write down of goodwill to a carrying value of $0.3 million was recorded in the second quarter of 1999 (see
Note 4 to the condensed consolidated financial statements.) The Company's financial data warehouse products based on existing technologies are expected to continue generating revenue through 2002, and thereafter, be substantially replaced by more advanced technologies currently under development. However, future research and development spending on follow-on technologies will be dependent on management's prioritization of investments under conditions of limited financial resources (see Liquidity and Capital Resources section). As a result, expected future revenue and cash flows from the acquired Dodge business have been revised downward significantly, causing the impairment of goodwill.

      Prior to the reassessment, the unamortized balance of the intangible assets was $6.2 million, consisting of $1.7 million of acquired software and $4.5 million of goodwill. After assessment of the acquired software asset, management concluded that the carrying value approximated net realizable value for that software. Management also assessed the related goodwill arising from the Dodge acquisition in accordance with established policies. The economic factors indicated above have caused management to revise downward its estimates of future cash flows from current and future products associated with the Dodge business as a whole. As a result of management's analysis, and using the best information available, management recorded a goodwill impairment of $4.2 million in the second quarter to reduce the carrying amount of the goodwill to $0.3 million.

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

       Acquired In-Process Research and Development. As a result of the June 24, 1998 acquisition of The Dodge Group, there is a one-time charge of $1.9 million for acquired in-process research and development in the nine month period ended September 30, 1998.

      Provision for Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the three-month or year to date periods ended September 30, 1999 and 1998. The Company has reported only annual tax losses to date and consequently has approximately $32.6 million and $7.3 million of U.S. and foreign net operating loss carryforwards, respectively at December 31, 1998, which expire at various times through the year 2018, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization.

      Net Loss and Loss per Share Actual and Excluding Nonrecurring Charges. Excluding the one-time charges for acquired in-process research and development of $1.9 million, restructuring charge of $1.8 million and goodwill impairment of $4.2 million, as described above, (unaudited) net income and earnings per share are as follows:

                                            Three Months Ended September 30,                Nine Months Ended September 30,
                                    ----------------------------------------------  ----------------------------------------------
                                      1999       1999(a)      1998        1998        1999       1999(b)      1998       1998(c)
                                     Actual   Supplemental   Actual   Supplemental   Actual   Supplemental   Actual   Supplemental
                                    --------  ------------  --------  ------------  --------  ------------  --------  ------------
                                                               (as restated)                                    (as restated)
Supplemental net loss                $(2,023)    $(2,095)    $(6,108)    $(6,108)    $(17,875)   $(11,827)   $(10,170)   $(8,280)

Supplemental net loss per share
   Basic                            $ (0.12)    $ (0.12)    $ (0.37)    $ (0.37)    $  (1.03)   $  (0.68)   $  (0.62)   $ (0.50)
   Diluted                          $ (0.12)    $ (0.12)    $ (0.37)    $ (0.37)    $  (1.03)   $  (0.68)   $  (0.62)   $ (0.50)

(a) Excludes one-time gain of $0.1 million for reversal of restructuring.
(b) Excludes one-time charges of $4.2 million for goodwill impairment and $1.8 million restructuring charge
(c) Excludes one-time charge of $1.9 for acquired in-process research & development

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

      As of September 30, 1999, the Company had cash and cash equivalents of $2.1 million, a decrease of $8.8 million from December 31, 1998. The Company's working capital at September 30, 1999 was a deficiency of $5.3 million, compared to $7.5 million at December 31, 1998.

      The Company's operating activities resulted in net cash outflow of $7.9 million for the nine months ended September 30, 1999, principally from the net operating loss. Investing activities, consisting of capital expenditures, resulted in net cash outflow of $600,000 for the nine months ended September 30, 1999. The Company's financing activities resulted in a net cash inflow for the nine months ended September 30, 1999 of $2.6 million, principally from the sale of short-term investments.

      The Company's Board of Directors has adopted a share repurchase program authorizing the Company to purchase up to 1.0 million shares of its common stock on the open market. As of September 30, 1999 the Company has purchased 135,000 common shares at a total cost of $463,000.

      Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (see Note 7) and;
(3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management may also seek to obtain additional equity capital. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.


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

      2. YEAR 2000 COMPLIANCE OF OUR INTERNAL SYSTEMS. Our internal computer programs and operating systems relate to virtually all segments of our business, including:

            *    merchandising

            *    customer database management

            *    marketing

            *    order processing

            *    order fulfillment

            *    contract management

            *    customer service

            *    financial reporting

These applications are currently, or are expected to be, year 2000 compliant. Nonetheless, we have requested compliance statements from any parties that service or supply these applications. To date we have not found any major risks associated with these applications.

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

     We have formed a management team assigned with the task of assessing the programs and systems of the entities with whom we have commercial relationships; questionnaires have been sent out and responses were evaluated. We did not identify any major risks or uncertainties. Those risks and uncertainties that have been identified are being resolved by working with the relevant vendors and providers or by working internally to identify alternative sourcing. We expect the resolution of all significant risks and uncertainties, to be completed by December 31, 1999. We do not currently anticipate that the total cost of any year 2000 remediation efforts that may be needed will be material.


EUROPEAN MONETARY UNION ("EMU")
-------------------------------

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

PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In July 1997, Innovative Computing Corporation ("ICC") filed a suit against the Company in federal district court for the Western District of Oklahoma. The complaint alleges breaches by the Company under a software distribution agreement and seeks damages equal in amount to any damages that Challenger Motor Freight, a sublicensee of ICC, may recover from ICC. The Company has denied the allegations and counterclaimed against ICC for breach of contract and violation of the covenant of good faith and fair dealing. In a separate action, in August 1998, Client Server Solutions Limited ("CSS") filed a demand for arbitration, asserting claims for commissions of $3.4 million allegedly owing by the Company to CSS pursuant to an international representation agreement between the parties. The Company has denied CSS's allegations and the matter is currently awaiting hearing before the arbitrators. Finally, the Company is a party to various disputes and proceedings arising from time to time in the ordinary course of general business activities. Depending on the amount and the timing, an unfavorable resolution of some or all of the foregoing matters could materially adversely affect the Company's future results of operations or cash flows in a particular period and its financial condition.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          (d) Use of Proceeds.

               (1) The Company's registration statement on Form S-1 under the Securities Act of 1933, as amended, (File No. 333-38403) for the Company's initial public offering, the use of proceeds of which is herein reported, was declared effective as of December 11, 1997.

               (4)(vii) The Company used approximately $22.1 million of
                        the proceeds from the initial public offering for ongoing operations of the Company ($19.5 million), the purchase and installation of property and equipment ($1.4 million), the payment of convertible notes payable in connection with the Dodge acquisition ($754,000) and the purchase of 135,000 shares ($463,000) of its common stock on the open market under the Company's share repurchase program. Other than officers salaries and severance payments, no payments of these expenses were to persons other than (a) directors or officers of the Company or their associates, (b) persons owning 10% or more of the equity securities of the Company or (c) affiliates of the Company.

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

                                  FLEXIINTERNATIONAL SOFTWARE, INC.



                                  By: /s/ Stefan R. Bothe
                                     -----------------------------------
                                      Stefan R. Bothe, Chairman & CEO

Date: November 12, 1999

EXHIBIT INDEX

       EXHIBIT                                           DESCRIPTION
       -------                                           -----------
         NO.
         ---

          3.1 Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No 333-38403) (the "Form S-1").

          3.2 Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1.

          27.1 Financial Data Schedule (nine month period ended September 30, 1999).