Form 10-K
period 1999-12-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2000-03-28
CIK 1015464

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing sales price of Common Stock on February 22, 2000 as reported on the Nasdaq National Market, was approximately $8.7 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2000, Registrant had 17,664,008 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held April 24, 2000 are incorporated by reference in Items 10, 11, and 12 of Part III of this Report on Form 10-K.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I.                                                                     PAGE

Item 1.     Business..........................................................1
Item 2.     Properties........................................................2
Item 3.     Legal Proceedings.................................................2
Item 4.     Submission of Matters to a Vote of Security Holders...............2
Item 4A.    Executive Officers of the Registrant..............................2

PART II.

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters...............................................3
Item 6.     Selected Financial Data...........................................5
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................7
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk.........17
Item 8.     Financial Statements and Supplementary Data..17
Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................18

PART III.

Item 10.    Directors and Executive Officers of the Registrant................18
Item 11.    Executive Compensation............................................18
Item 12     Security Ownership of Certain Beneficial Owners and
            Management........................................................18
Item 13.    Certain Relationships and Related Transactions....................18

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.......................................................19
            Signatures........................................................19
            Exhibit Index.....................................................20

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

FlexiFinancials, FlexiLedger, FlexiPayables and FlexiReceivables are registered trademarks, and the Flexi logo, FlexiAnalysis, FlexiAssets, FlexiDB, FlexiDesigner, FlexiDeveloper, FlexiInfoCenter, FlexiInfoSuite, FlexiInternational, FlexiInventory, FlexiObjects, FlexiOrders, FlexiPurchasing, FlexiSecure, FlexiTools, FlexiWorkFlow, FlexiFDW, FlexiFRE, FlexiFDE, FlexiXL, FlexiOpenAccess, Flexi.Com, FlexiQuery, FlexiBatch, FlexiNet and FlexiDistribute are trademarks, of FlexiInternational Software, Inc. All other trademarks or trade names referred to in this Form 10-K are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     FlexiInternational Software, Inc. ("Flexi" or the "Company") designs, develops, markets and supports the Flexi Financial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse ("FlexiFDW"), FlexilnfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. The Company believes that the solution's distributed, object-oriented, component-based architecture provides significant advantages over traditional financial accounting software, including greater transaction throughput and scalability, ease of implementation, modification and use, and reduced cost of ownership. Flexi products are designed to support new technologies as they develop, including the Internet and corporate intranets, can be modified quickly and efficiently by users to create tailored business solutions and can readily be integrated with new applications to support evolving business processes.

     The Company was organized as a Connecticut corporation in 1990 and reincorporated in Delaware in 1993.

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

FlexilnfoAccess

The FlexilnfoAccess software takes advantage of the flexibility of the Company's products and their ability to be integrated seamlessly with other technologies to provide a "best-of-class" report development, report generation and workflow system. FlexiInfoAccess serves a broad range of management information and control requirements, including high-volume batch processing, interactive on-line analytical processing, and workflow design and implementation. The FlexiInfoAccess software has the flexibility to provide highly tailored reports in industry-standard formats, with the functionality to support a high volume of data across organizations, while providing customers freedom of choice in their selection of GUI, security and presentation. The FlexiInfoAccess software includes: FlexiWriter, FlexiAnalysis, FlexiWorkFlow, FlexiNet as well as imaging and reporting solutions developed by third parties as part of its FlexiInfoAccess solution. FlexiNet, an Internet-enabled application extension, contains Java Script-based queries for key functions within the FlexiFinancials applications.

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

     During 1998 and 1999, the Company continued to enhance its suite of products.

ACQUISITION OF THE DODGE GROUP

     The Company acquired The Dodge Group ("Dodge"), a company with its principal offices in the United Kingdom that specialized in financial data warehouse solutions, in June 1998. Dodge had a strong presence in the banking and financial services operations, and had offices in the United Kingdom. The Company's acquisition of Dodge allowed the Company to increase its international presence.

INTERNATIONAL OPERATIONS

     During the years ended December 31, 1999, 1998 and 1997, the Company's international revenues were approximately 31.0%, 30.4% and 16.9% of total revenues, respectively. The Company presently maintains customers in North and South America, Europe, Asia, Africa and Australia.

CUSTOMERS

     The Company's customers include a wide range of financial institutions and other organizations that require a high level of functionality from their financial accounting software, including banks, insurance companies and other financial services firms, as well as organizations in other industries such as healthcare and technology. In each of the years ended December 31, 1999, 1998 and 1997, two customers represented 10% or more of the Company's total revenues, or an aggregate of 39.0%, 31.7% and 40.2% of total revenues, respectively. The two customers who each made up greater than 10% of the Company's revenue for the year ended December 31, 1999, were Citigroup and McKesson/HBOC.

EMPLOYEES

     As of December 31, 1999, the Company had 58 employees, 45 domestically and 13 internationally.

ITEM 2. PROPERTIES

     The Company is headquartered in Shelton, Connecticut, where it leases approximately 12,424 square feet under a lease expiring in June 2003. In addition, the Company maintains leased office space in New York, New York; Oakland, California; Waltham and Concord, Massachusetts; Richmond Hill, Ontario, Canada and London, United Kingdom. The Company believes that its leased space is sufficient for its current operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     In January 2000, the Company implemented significant changes in its senior management team. As a result, the current executive officers of the Company are as follows:

NAME                    AGE                       POSITION

Stefan R. Bothe         51      Chairman of the Board, President and Chief
                                Executive Officer

Frank T. Grywalski      56      Executive Vice President, Chief Operating
                                Officer and President Applications Products
                                Division

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

     Mr. Grywalski has served as Executive Vice President, Chief Operating Officer and President of the Applications Products Division since May 1999. From April 1996 to May 1999, Mr. Grywalski was Vice President, Sales for Avio International Corporation, a software company. From 1991 to 1996, Mr. Grywalski was Vice President of North American Operations for Marcam Corporation ("Marcam"), an international software company. Prior to joining Marcam, Mr. Grywalski was President/Senior Vice President of the U.S. Financial Division for GEAC Computer Corporation Limited ("GEAC"), a software company. Prior to joining GEAC, Mr. Grywalski was Senior Vice President, Sales for Computer Associates International, Inc. ("Computer Associates"), one of the largest software companies in the industry.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock was traded on the Nasdaq National Market under the symbol FLXI from December 12, 1997, the first trading day after the Company's initial public offering was declared effective, through October 5, 1999, when, as a result of the Company's delisting from the Nasdaq National Market, the stock began trading on the OTC Bulletin Board. The following table lists the high and low sales price for the Company's common stock since the Company's initial public offering:

                                                High          Low
                                                ----          ---
          Fourth Quarter of 1997              $ 16.13       $ 11.00
          First Quarter of 1998               $ 18.13       $ 11.50
          Second Quarter of 1998              $ 14.50       $  5.50
          Third Quarter of 1998               $  7.13       $  2.81
          Fourth Quarter of 1998              $  4.00       $  0.94

          First Quarter of 1999               $  2.81       $  0.97
          Second Quarter of 1999              $  1.75       $  1.00
          Third Quarter of 1999               $  1.44       $  0.38
          (a) Fourth Quarter of 1999          $  0.84       $  0.25


     (a) The high and low price may include those transactions entered into after October 5, 1999, the first day of trading on the OTC Bulletin Board, and may represent over-the-counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of January 31, 2000, the approximate number of holders of record of the Company's Common Stock was 134. The number of holders of record of the Company's Common Stock differs from the number of beneficial owners of such Common Stock because a significant number of shares are held by depositories, brokers and other nominees.

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

          (4) (vii) The Company used approximately $21.2 million of the proceeds from the initial public offering to fund the ongoing operations of the Company ($18.3 million), for the purchase and installation of property and equipment ($1.5 million), payments of convertible notes payable in connection with the Dodge acquisition ($754,000), to purchase 135,000 shares ($463,000) of its common stock on the open market under the Company's share repurchase program.

               Payment of these expenses and costs were to persons other than
               (a) directors or officers of the Company or their associates, (b) persons owning 10% or more of the equity securities of the Company or (c) affiliates of the Company.

PART II
ITEM 6. SELECTED FINANCIAL DATA

                                                                            YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                          1999             1998 (1)      1997          1996         1995
                                                        --------         --------      --------      --------      -------
                                                                        (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Software license                                     $  3,385         $ 10,542      $ 13,901      $  5,205      $ 3,166
   Service and maintenance                                12,169           13,754         7,723         3,142        1,517
                                                        --------         --------      --------      --------      -------
      Total revenues                                      15,554           24,296        21,624         8,347        4,683

Cost of revenues:
      Software license                                       586            1,757           828           311           88
      Service and maintenance                              7,491           10,584         5,450         2,181        1,708
                                                        --------         --------      --------      --------      -------
         Total cost of revenues                            8,077           12,341         6,278         2,492        1,796

Operating expenses:
      Sales and marketing                                  5,919           11,233         7,820         4,978        4,350
      Product development                                  6,887           10,752         7,880         5,733        3,660
      General and administrative                           7,153            6,191         2,316         2,453        1,316
      Goodwill impairment                                  4,224               --            --            --           --
      Restructuring charge                                 1,824               --            --            --           --
       Acquired in-process research and development           --            1,890            --            --           --
                                                        --------         --------      --------      --------      -------
         Total operating expenses                         26,007           30,066        18,016        13,164        9,326
                                                        --------         --------      --------      --------      -------

Operating loss                                           (18,530)         (18,111)       (2,670)       (7,309)      (6,439)

Net interest income (expense)                                 49              880            27          (138)         (48)
                                                        --------         --------      --------      --------      -------
Loss before income taxes                                 (18,481)         (17,231)       (2,643)       (7,447)      (6,487)
Income taxes                                                  --               --            --            --           --
                                                        --------         --------      --------      --------      -------

Net loss                                                $ (18,481)  $    (17,231) $    (2,643)   $   (7,447)  $     (6,487)
                                                        ========         ========      ========      ========      =======
Loss per share:
      Basic                                             $  (1.06)        $  (1.02)     $  (0.42)     $  (1.91)     $ (1.72)
                                                        ========         ========      ========      ========      =======
      Diluted                                           $  (1.06)        $  (1.02)     $  (0.42)     $  (1.91)     $ (1.72)
                                                        ========         ========      ========      ========      =======
Weighted average shares:
       Basic                                              17,414           16,938         6,332         3,891        3,770
       Diluted                                            17,414           16,938         6,332         3,891        3,770

                                                                        DECEMBER 31,
                                                1999            1998 (1)    1997         1996          1995
                                              --------         -------     -------     --------      --------
                                                                        (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                     $  1,874         $ 7,876     $24,622     $  3,273      $     15
Marketable securities                               --           3,000          --           --            --
Working capital (deficit)                       (5,197)          7,497      26,676        1,480        (2,917)
Total assets                                    12,072          32,911      35,670        7,833         2,826
Redeemable convertible preferred stock              --              --          --       15,509         7,450
Stockholders' equity (deficit)                  (1,918)         16,614      27,706      (13,823)      (10,521)

(1) Restated, see Note 14 to the consolidated financial statements.

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

     The Company's revenues are derived from two sources: software license revenues and service and maintenance revenues. Software license revenues had generally grown as additional applications had been released for general availability and the installed base of customers has increased. However, this trend has reversed in recent years, due to a delay in customers buying decisions, as a result of uncertainties surrounding year 2000. Service and maintenance revenues have generally grown due to the increase in the Company's installed base of customers and the growth in the Company's consulting services practice.

     Software license revenues include (i) revenues from noncancellable software license agreements entered into between the Company and its customers with respect to the Company's products, (ii) royalties due to the Company from third parties that distribute the Company's products and, to a lesser extent, (iii) third-party products distributed by the Company. Software license revenues through the Company's direct sales channel are recognized when persuasive evidence of an arrangement exists, the licensed products have been shipped, fees are fixed and determinable and collectibility is considered probable. Customers may elect to receive the licensed products pre-loaded and configured on a hardware unit. In this case, revenue is recognized when the licensed products are installed on the hardware unit, the unit is shipped and all other criteria are met. Software license royalties earned through the Company's indirect sales channel are recognized as such fees are reported to the Company. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Significant obligations would include future promises of enhancements and/or modification that are essential to the product. Revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year. Revenues from training and consulting services are recognized as such services are performed. The Company does not require collateral for its receivables, and reserves are maintained for potential losses. See Note 2 of Notes to the Company's Financial Statements.

     Historically, the Company's revenues have been derived from both domestic sales and international sales, with the international sales comprising 31.0%, 30.4% and 16.9% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. With the June 1998 acquisition of The Dodge Group, the Company gained a larger international presence primarily in Europe and Asia. The Company's international sales generally have the same cost structure as its domestic sales. Historically, the Company's international sales were denominated in U.S. dollars, however, as a result of the Dodge acquisition, a majority of international sales are now denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

     In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company during the software development phase evaluates the technological feasibility of its various products. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company charges all product development expenses to operations in the period incurred.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1999           1998 (1)     1997
                                                           --------       --------     --------
     Revenues:
         Software license                                      21.8%          43.4%        64.3%
         Service and maintenance                               78.2%          56.6%        35.7%
                                                           --------       --------     --------
             Total revenues                                   100.0%         100.0%       100.0%
     Cost of revenues:
         Software license                                       3.8%           7.2%         3.8%
         Service and maintenance                               48.1%          43.6%        25.2%
                                                           --------       --------     --------
             Total cost of revenues                            51.9%          50.8%        29.0%
     Operating expenses:
         Sales and marketing                                   38.0%          46.2%        36.2%
         Product development                                   44.3%          44.3%        36.4%
         General and administrative                            46.0%          25.5%        10.7%
         Goodwill impairment                                   27.2%            --           --
         Restructuring charge                                  11.7%            --           --
          Acquired in-process research and development           --            7.8%          --
                                                           --------       --------     --------
         Total operating expenses                             167.2%         123.7%        83.3%
                                                           --------       --------     --------
     Operating loss                                          (119.1%)        (74.5%)      (12.3%)
     Interest income (expense)                                  0.3%           3.6%         0.1%
                                                           --------       --------     --------
     Loss before income taxes                                (118.8%)        (70.9%)      (12.2%)
     Income taxes                                                --             --           --
                                                           --------       --------     --------
     Net loss                                                (118.8%)        (70.9%)      (12.2%)
                                                           ========       ========     ========

(1) Restated, see Note 14 to the consolidated financial statements.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 36.0%, from $24.3 million for the year ended December 31, 1998 to $15.6 million for the year ended December 31, 1999. Domestic revenues, those derived from sales in the U.S. decreased 36.1% from $16.9 million for the year ended December 31, 1998 to $10.8 million for the year ended December 31, 1999. International revenues, those derived from sales outside of the U.S., decreased 35.1% from $7.4 million for the year ended December 31, 1998 to $4.8 million for the year ended December 31, 1999. The revenue decline was primarily due to delays in potential customers' buying decisions, as they began to prepare for the new millennium (Y2K).

     Software license revenues decreased 67.9%, from $10.5 million for the year ended December 31, 1998 to $3.4 million for the year ended December 31, 1999. The decline was due primarily to delays in potential customers' buying decisions, as they began to prepare for the new millennium (Y2K). Service and maintenance revenues decreased 11.5%, from $13.8 million for the year ended December 31, 1998 to $12.2 million for the year ended December 31, 1999. The decrease was primarily attributable to lower service revenue due to fewer active client implementations.

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

     Cost of software license revenues decreased 66.6%, from $1.8 million for the year ended December 31, 1998 to $586,000 for the year ended December 31, 1999. Cost of software license revenues as a percentage of software license revenues increased from 16.7% for the year ended December 31, 1998 to 17.3% for the year ended December 31, 1999. The decrease in cost of revenues in dollars was primarily due to an decrease in third-party software products distributed by the Company, as a result of the overall decline in software license revenues. The increase in cost of revenue as a percentage of software license revenues was primarily due an increase in the proportion of third-party products sold as a percentage of total license fees.

     Cost of service and maintenance revenues decreased 29.2%, from $10.6 million for the year ended December 31, 1998 to $7.5 million for the year ended December 31, 1999. The decrease in the dollar amount of such costs resulted primarily from reduced staffing levels in the consulting organization, as the costs of this organization were reduced to a level consistent with anticipated revenues. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 77.0% for the year ended December 31, 1998 to 61.6% for the year ended December 31, 1999, due to the aforementioned alignment of costs to anticipated revenues (see Revenues above and Restructuring below).

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 47.3%, from $11.2 million for the year ended December 31, 1998 to $5.9 million for the year ended December 31, 1999. The decrease in dollar amount was primarily attributable to reduced staffing levels in the sales and marketing organization, as the costs of this organization were reduced to a level consistent with anticipated revenues. Sales and marketing expenses as a percentage of total revenues decreased from 46.2% for the year ended December 31, 1998 to 38.0% or the year ended December 31, 1999. This decrease was primarily due to the decreased staffing in response to the revenue decline (see Revenues above and Restructuring below).

     Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

     Product development expenses decreased 35.9%, from $10.8 million for the year ended December 31, 1998 to $6.9 million for the year ended December 31, 1999. The decrease in product development expenses was due primarily to the decrease in development personnel as a result of the completion of development work on FlexiFinancials Release 4. Product development expenses as a percentage of total revenues remained constant at 44.3% for the years ended December 31, 1999 and 1998. The Company expects to continue to enhance the functionality of its core financial accounting and reporting and workflow applications, but does not anticipate the need to increase its development staff greatly from its current levels.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses increased 15.5%, from $6.2 million for the year ended December 31, 1998 to $7.2 million for the year ended December 31, 1999. General and administrative expenses as a percentage of total revenues increased from 25.5% for the year ended December 31, 1998 to 46.0% for the year ended December 31, 1999. The increase in general and administrative expenses was primarily due to an increase in legal and professional fees as a result of the costs of restating the Company's financial statements (See Restatement below), increased legal fees associated with both the Dataworks and Swagelok cases, and a full year of amortization of acquired software and goodwill associated with the June 24, 1998 acquisition of Dodge.

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

     Acquired In-Process Research and Development. As a result of the June 24, 1998 acquisition of The Dodge Group, there was a one-time charge of $1.9 million for acquired in-process research and development in the year ended December 31, 1998.

     Interest Income and Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities. Net interest income decreased from $880,000 for the year ended December 31, 1998 to $49,000 for the year ended December 31, 1999. This decrease was primarily due the lower investable cash balances available to the Company during 1999. Interest expense represents interest expense on capital equipment leases, and borrowings under the Company's line of credit.

     Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the years ended December 31, 1999 or 1998 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently has approximately $44.9 million and $9.2 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2019, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at December 31, 1999 were $22.6 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 1999 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

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

     Acquired In-Process Research and Development. During June 1998 the Company completed its acquisition of Dodge. In connection with the allocation of the purchase price of Dodge, the Company assigned $1.9 of the total purchase price of $7.6 to certain acquired in-process research and development.

     The acquired in-process research and development includes one significant software product, Financial Data Warehouse Version 5.0 ("FDW"). The Company estimated that this version was 20% complete at the date of acquisition based on costs incurred through the date of acquisition as compared to total estimated expenditures over the product's development cycle. The Company expects to have FDW Version 5.0, and its related enhanced functionality, available for general release during 1999 with estimated future development costs totaling $6.4 million at the time of acquisition. Once completed the Company intends to offer Version 5.0 of the product to its customers.

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

     The fair value of in-process research and development acquired was based on analyses of markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were estimated based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings, and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were estimated based on the characteristics and cash flow generating potential of the acquired in-process research and development, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained. The Company assumed material cash inflow for FDW 5.0 would commence in 1999 and would continue through the year 2002 at which time yet to be developed products would replace this product. Appropriate adjustments were made to derive net cash flows, and the estimated net cash flows of the in-process technology were then discounted to their net present value at a rate of 30%, a rate of return that the Company believes reflects the specific risk/return characteristics of the research and development project.

     Interest Income and Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities. Net interest income increased from $27,000 for the year ended December 31, 1997 to $880,000 for the year ended December 31, 1998. This increase was primarily due to the investment of the proceeds from the Company's initial public offering completed in December 1997. Interest expense represents interest expense on capital equipment leases, and borrowings under the Company's line of credit.

     Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the years ended December 31, 1998 or 1997 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently has approximately $32.6 million and $7.3 million of U.S. and foreign net operating loss carryforwards, respectively, which expire at various times through the year 2018, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at December 31, 1998 were $17.5 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 1998 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

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

     As of December 31, 1999, the Company had cash and cash equivalents of $1.9 million, a decrease of $6.0 million from December 31, 1998, the Company also had $3.0 million in short-term marketable securities at December 31, 1998. The Company's working capital deficit at December 31, 1999 was $(5.2) million, compared to working capital of $7.5 million at December 31, 1998.

     The Company's operating activities resulted in net cash outflows of $8.0 million, $11.0 million and $5.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 net cash outflows from operating activities was mainly the result of the net operating loss offset by non-cash items included in the net operating loss, principally the goodwill impairment and depreciation and amortization expenses. The 1998 and 1997 net cash outflows from operating activities were principally from the net operating losses and increased accounts receivable, consistent with the growth in revenues in those years. Investing activities, consisting of capital expenditures (primarily computer equipment) and the Dodge acquisition, resulted in net cash outflow of $542,000, $1.7 million and $559,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the Company had no material commitments for capital expenditures. The Company's financing activities resulted in net cash inflows for the years ended December 31, 1999 and 1997 of $2.5 million and $26.9 million, respectively, and net cash outflow for the year ended December 31, 1998 of $4.1 million. The 1999 cash inflow was primarily the result of the sale of marketable securities, the 1998 cash outflow was primarily the result of the purchase of marketable securities, and treasury shares, payments for capital leases and the repayment of a debt acquired in the acquisition of The Dodge Group, and the 1997 cash inflow was primarily the result of the proceeds from the sale of common stock during the Company's initial public offering (IPO).

     The Company's Board of Directors has adopted a share repurchase program authorizing the Company to purchase up to 1.0 million shares of its common stock on the open market. As of February 22, 2000 the Company has purchased 135,000 common shares at a total cost of $463,000. The Company did not make any additional purchases under this program during 1999.

     Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (see Note 14 of financial statements) and; (3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

RESTRUCTURING

     In the first quarter and third quarter of 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives (see Note 13 of financial statements). These actions primarily involved involuntary terminations of selected personnel. Severance packages were granted to 84 employees. This reduction in headcount also led to the Company having excess leased facility space. As a result of these actions, the Company recorded a charge to operations during 1999 of approximately $1.8 million, consisting of $1.6 million related to severance costs, of which $1.4 million is payable in installments for up to two years, and $200,000 related to costs of idle facility space. The Company believes these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in the product development organization, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Limited Operating History; Accumulated Deficit; Net Losses. The Company began operations in 1991 and released its first products in 1993. Most of the Company's revenues to date have been attributable to the licensing of its financial accounting software products and the provision of related consulting, training and software installation services. The Company's FlexiFinancials, FlexilnfoAccess and FlexiTools financial accounting products, which the Company anticipates will provide the principal source of new license revenues for the foreseeable future, have a limited history of customer acceptance and use. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified management and other employees, continue to upgrade its technologies and commercialize products and services that incorporate such technologies and achieve market acceptance for its products and services. There can be no assurance that the Company will be successful in addressing such risks. The Company had an accumulated deficit of $58.3 million at December 31, 1999 and incurred net losses of $18.5 million and $17.2 million during 1999 and 1998, respectively. To date, the Company has only been profitable during the last two quarters of 1997, and there can be no assurance that the Company will regain its profitability on a quarterly basis. As of December 31, 1999, management of the Company evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which consist principally of net operating loss carryforwards. Management has considered the history of losses and concluded that, as of December 31, 1999, it is more likely than not that the Company will not generate sufficient taxable income prior to the expiration of the net operating losses during the years 2005 through 2019. Accordingly, the Company has recorded a full valuation allowance for its deferred tax assets at December 31, 1999.

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

     The timing, size and nature of individual licensing transactions are important factors in the Company's quarterly results of operations. Many such transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. In addition, the sales cycles associated with these transactions are subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles and customers' internal approval processes. There can be no assurance that the Company will be successful in closing such large transactions on a timely basis or at all. Software license revenues under the Company's license agreements are recognized upon delivery and installation of the product and when all significant contractual obligations have been satisfied. Significant obligations would include future promises of enhancements and/or modification that are essential to the product. Delays in the installation of the Company's software, including potential delays associated with contractual enhancements to the Company's software products, could materially adversely affect the Company's quarterly results of operations. In addition, as the Company derives a significant proportion of total revenues from license revenues, the Company may realize a disproportionate amount of its revenues and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter. Accordingly, delays in product delivery and installation or in the closing of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels.

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

     The Company has experienced, and may experience in the future, significant seasonality in its business, and the Company's financial condition or results of operations may be affected by such trends in the future. In past years, the Company had greater demand for its products in its fourth quarter and has experienced lower revenues in its succeeding first quarter. These fluctuations were caused primarily by the Company's quota-based compensation arrangements, typical of those used in software companies, and year-end budgetary pressures on the Company's customers. In the second half of 1998 and throughout 1999, the Company experienced a general slow down of business due primarily to delays in potential customers' buying decisions, as they began to prepare for the new millennium. The Company believes this trend should ease during 2000, as buying patterns and decisions change given the limited impact of Y2K on businesses overall, and its effects on customers' ability to make commitments to new software products.

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

     Rapid Technological Change and Evolving Market. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive. As a result, the Company's position in the financial applications software market could erode rapidly due to unforeseen changes in the features and functionality of competing products, as well as the pricing models for such products. The Company's future success will depend in part upon the widespread adoption of object-oriented, component-based standards and the development of the Internet as a viable commercial marketplace, as well as the Company's ability to enhance its existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. In addition, the Company has on occasion experienced delays in the scheduled release of software products or the porting of such products to specific platforms or configurations. There can be no assurance that an object-oriented, component-based standards will be adopted, or that the Company will successfully complete the development of new products in a timely fashion or that the Company's current or future products will satisfy the needs of potential customers.

     Concentration of Customers. Historically, a limited number of customers have accounted for a significant percentage of the Company's revenues in each year. During the years ended December 31, 1999, 1998 and 1997, two customers each represented 10% or more of the Company's total revenues (or an aggregate of 39.0%, 31.7% and 40.2% of total revenues, respectively). The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. The failure of the Company to enter into a sufficient number of licensing agreements during a particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Associated with International Operations. The Company's international sales represented approximately 31.0%, 30.4% and 16.9% of total revenues during 1999, 1998 and 1997, respectively. The Company's international presence increased by virtue of its acquisition of Dodge. As a result of the acquisition the Company now has an office in London and distributors in Hong Kong and Japan. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products and services. The Company's international sales are generally denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.

     Risks Associated with Dataworks Accounts Receivable. On December 31, 1998, Platinum Software, Inc. a competitor of Flexi, acquired Dataworks, a Flexi FIP. Under the terms of Flexi's contract with Dataworks, if Dataworks were acquired by a competitor of Flexi on or before December 31, 1998, the relationship with Dataworks would terminate and $800,000 of guaranteed royalty payments still to be paid would no longer be due to Flexi. However, the remaining guaranteed royalty payments of $950,000 would become due under the contract terms. Also due is $83,000 for services performed by Flexi under the contract. The Company continues to vigorously pursue the collection of all amounts owed and believes that the contract provisions governing payments of these remaining amounts are clear and that, despite the termination of the FIP relationship, the amounts will be realized, but there can be no assurance that such will be the case. The Company believes that the outcome of this dispute will not have a material impact on the Company's financial position.

     RISKS ASSOCIATED WITH SWAGELOK ACCOUNTS RECEIVABLE. During the second quarter of 1999, Swagelok, a customer of Flexi, informed the Company that they wish to terminate their contract with the Company. The Company believes that it has performed all of its obligations under the contract, and is therefore entitled to the outstanding accounts receivable due of $1,750,000. The Company continues to vigorously pursue the collection of all amounts owed and believes that the contract provisions governing payments of these remaining amounts are clear and that, despite the termination of the relationship, the amounts will be realized, but there can be no assurance that such will be the case. The Company believes that the outcome of this dispute will not have a material impact on the Company's financial position.

YEAR 2000 COMPLIANCE

     The year 2000 issue related to computer programs and systems that recognize dates using two-digit year data rather than four-digit year data. These programs and systems could have failed or may have provided incorrect information when using dates after December 31, 1999.

     The year 2000 issue affected three areas of our business: (1) the design of our products, (2) our internal computer systems, and (3) the computer systems of our significant suppliers or customers. Each area is addressed below.

     1. YEAR 2000 COMPLIANCE OF OUR PRODUCTS. In as much as no test of year 2000 compliance could have simulated the actual change of the millennium, we were confident that our products would be unaffected by the year 2000 changeover. From the beginning, our products have been designed and tested to be year 2000 compliant, and we design new products, and any updates of existing products, to be year 2000 compliant. To date the Company has not been made aware of any material year 2000 issues related to the Company's products from any of its customers.

     2. YEAR 2000 COMPLIANCE OF OUR INTERNAL SYSTEMS. Our internal computer programs and operating systems relate to virtually all segments of our business, including:

     *    merchandising
     *    customer database management
     *    marketing

     *    order processing
     *    order fulfillment
     *    contract management
     *    customer service
     *    financial reporting

We had requested compliance statements from any parties that service or supply these applications. To date we have not found any major problems associated with these applications.

     3. YEAR 2000 COMPLIANCE OF THIRD-PARTY SYSTEMS. The computer programs and operating systems used by entities with whom we have commercial relationships posed potential problems relating to the year 2000 issue, which may have affected our operations in a variety of ways. These risks were more difficult to assess than those posed by internal programs and systems. We rely on third parties for some of the software code or programs that are embedded in, or work with, our products. To date the Company is not aware of any material year 2000 issues related to the use of third-party software code or programs embedded in our product.

     The Company did not incur significant expenditures related to its year 2000 remediation efforts, nor does it expect to incur any significant future year 2000 remediation expenditures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 13, 1999, with the approval of the Audit Committee and the concurrence of the Board of Directors, the Company engaged Deloitte & Touche LLP as its independent auditors and dismissed its former independent auditors, PricewaterhouseCoopers LLP, effective as of that date. Prior to the engagement of Deloitte & Touche LLP, PricewaterhouseCoopers LLP had served as the independent auditors of the Company since 1994. There were no disagreements between the Company and PricewaterhouseCoopers LLP in connection with the audit of the Company's financial statements for fiscal years ended December 31, 1998 and 1997, and in the subsequent interim period through December 13, 1999. Prior to the engagement there were no consultations between Deloitte & Touche LLP and the Company regarding the treatment of accounting, auditing or financial reporting issues.

                                    PART III

     Certain information required by Part III is omitted from this report because the registrant [has filed] a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement"), and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's officers required by this Item is included in the section in Part I hereof entitled "Executive Officers of the Registrant." The information concerning the Company's directors required by this
Item is included in the Company's Proxy Statement under the heading "Election of Directors." Information concerning compliance by the Company's officers, directors and 10% stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included in the Company's Proxy Statement under the headings "Directors' Compensation," "Executive Compensation," "Compensation Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a result of the June 24, 1998 acquisition of The Dodge Group, Mr. Alan Hambrook, President of International Operations, was granted options to purchase 25,000 shares of common stock of the Company's at $0.01 each. In connection with these option grants, the Company loaned Mr. Hambrook $180,000, secured by a pledge of the options as collateral. As of December 31, 1998, no amounts were repaid with respect to the above loan. The loan is included within the prepaid expenses and other current assets section of the Company's Consolidated Balance Sheet (see financial statements attached). Subsequently, Mr. Hambrook resigned his position in February 1999. As a result of his resignation, Mr. Hambrook surrendered his options and pursuant to his loan agreement the loan was forgiven.

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

          2.   FINANCIAL STATEMENT SCHEDULE. Valuation and Qualifying Accounts.

          3. EXHIBITS. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K

     (b)  REPORTS ON FORM 8-K

     The registrant filed a report on Form 8-K on December 20, 1999 reporting the engagement of Deloitte & Touche LLP as its independent auditors and the dismissal of its former independent auditors, PricewaterhouseCoopers LLP, effective as of December 13, 1999. In addition, on the Form 8-K filed on December 20, 1999, the Company reported the resignation of Brian P. Friedman and Thomas C. Theobald from the Company's Board of Directors effective December 30, 1999 and the resignation of David P. Sommers as the Company's Senior Vice President, Finance and Chief Financial Officer, effective December 31, 1999.

                                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment of report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FLEXIINTERNATIONAL SOFTWARE, INC.

                                         By:       /s/ Stefan R. Bothe
                                                ----------------------------
                                                   Stefan R. Bothe

     Date: March 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                                  TITLE                       DATE

     /s/ Stefan R. Bothe     Chairman of the Board, President     March 15, 2000
     ---------------------   and Chief Executive Officer
     Stefan R. Bothe         (Principal Executive Officer)

     /s/ Mark F. Smith       Vice President, Finance (Principal   March 15, 2000
     ---------------------   Accounting Officer)
     Mark F. Smith

     /s/ Jennifer V. Cheng   Director                             March 15, 2000
     ---------------------
     Jennifer V. Cheng

     /s/ A. David Tory       Director                             March 15, 2000
     ---------------------
     A. David Tory

     /s/ Robert A. Degan     Director                             March 15, 2000
     ---------------------
     Robert A. Degan

EXHIBIT NO.                    EXHIBIT INDEX DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (File No 333-38403) (the "Form S-1").
3.2 Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Form S-1. 4 Specimen certificate for shares of Common Stock is incorporated herein by reference to
          Exhibit 4 to the Form S-1.
10.1 1992 Stock Option Plan, as amended is incorporated herein by reference to Exhibit 10.1 to the Form S-1.
10.2 1997 Stock Incentive Plan, including forms of incentive and nonstatutory stock option agreements is incorporated herein by reference to Exhibit 10.2 to the Form S-1.
10.3 1997 Director Stock Option Plan, including form of option agreement is incorporated herein by reference to Exhibit 10.3 to the Form S-1.
10.4 1997 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to the Form S-1.
10.5 Registration Rights Agreement dated May 7, 1996, as amended, among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.5 to the Form S-1.
10.6 Series C Preferred Stock Purchase Agreement dated May 7, 1996 among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to Exhibit 10.8 to the Form S-1.
10.7 Warrant Agreement dated June 28, 1994 held by CDC Realty, Inc. is incorporated herein by reference to Exhibit 10.10 to the Form S-1.
10.8 Warrant Agreement dated July 25, 1995 issued to Comdisco, Inc. (exercisable for 45,000 shares) is incorporated herein by reference to
          Exhibit 10.11 to the Form S-1.
10.9 Warrant Agreement dated July 25, 1995 issued to Comdisco, Inc. (exercisable for 12,600 shares) is incorporated herein by reference to
          Exhibit 10.12 to the Form S-1.
10.10 Master Lease Agreement dated June 28, 1994 between the Registrant and Comdisco, Inc. is incorporated herein by reference to Exhibit 10.13 to the Form S-1.
10.11 Letter Agreement dated April 30, 1997 between the Registrant and Fleet National Bank ("Fleet") is incorporated herein by reference to Exhibit
          10.15 to the Form S-1.
10.12 Accounts Receivable Security Agreement dated April 30, 1997 between the Registrant and Fleet is incorporated herein by reference to
          Exhibit 10.16 to the Form S-1.
10.13 Promissory Note of the Registrant dated January 30, 1998 to Fleet in the principal amount of $5,000,000 is incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on form 10-K (File No 000-23453) for the fiscal year ended December 31, 1997 (the "1997 10-K").
10.14 Subordination Agreement dated April 30, 1997 between the Registrant and the Connecticut Development Authority is incorporated herein by reference to Exhibit 10.18 to the Form S-1.
10.15 Standard Sublease Agreement dated February 7, 1996 between the Registrant and Symantec Corporation is incorporated herein by reference to Exhibit 10.19 to the Form S-1.
10.16 Warrant Agreement dated December 10, 1996 issued to Comdisco, Inc. is incorporated herein by reference to Exhibit 10.20 to the Form S-1.
10.17 Stockholders' Voting Agreement dated May 7, 1996 among the Registrant and the Stockholders (as defined therein) is incorporated herein by reference to Exhibit 10.21 to the Form S-1.
10.18 Participation Agreement dated May 7, 1996 among the Registrant and the Purchasers (as defined therein) is incorporated herein by reference to
          Exhibit 10.22 to the Form S-1.
10.19 Loan modification agreement dated January 30, 1998 between the Registrant and Fleet is incorporated herein by reference to Exhibit
          10.19 to the 1997 10-K.
10.20 Agreement and Plan of Merger dated June 24, 1998 among the Registrant, Princess Acquisition Corporation and The Dodge Group, Inc. is incorporated by reference to Exhibit 2 to Current Report on Form 8-K, dated June 29, 1998 (File No 000-23453), as amended.
10.21 Severance and Settlement Agreement and Release dated February 2, 1999 between the Registrant and Jennifer V. Cheng is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated May 14, 1999 (File No 000-23453).

10.22 Severance and Settlement Agreement and Release dated February 2, 1999 between the Registrant and James W. Schenck is incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, dated May 14, 1999 (File No 000-23453).
10.23 Amendment of Options dated May 12, 1999 between the Registrant and Jennifer V. Cheng is incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, dated May 14, 1999 (File No 000-23453).
10.24 Amendment of Options dated May 12, 1999 between the Registrant and James W. Schenck is incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, dated May 14, 1999 (File No 000-23453).
21        Subsidiary.
23        Consent of Deloitte & Touche LLP.
27        Financial Data Schedule.

                        FlexiInternational Software, Inc.
                   Index to Consolidated Financial Statements

                                                                                           Page
                                                                                           ----
Report of Independent Auditors'                                                             F-2

Report of Independent Accountants                                                          F-3

Consolidated Balance Sheets as of December 31, 1999 and 1998                                F-4

Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997                                                         F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
   December 31, 1999, 1998 and 1997                                                         F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                                         F-7

Notes to Consolidated Financial Statements                                              F-8 - F-20

Report of Independent Auditors' on Financial Statement Schedule                            F-21

Report of Independent Accountants on Financial Statement Schedule                          F-22

Schedule II - Valuation and Qualifying Accounts                                            F-23

                         REPORT OF INDEPENDENT AUDITORS'

Board of Directors and Stockholders of FlexiInternational Software, Inc. Shelton, Connecticut

We have audited the accompanying consolidated balance sheet of FlexiInternational Software, Inc. as of December 31, 1999, and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the FlexiInternational Software, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FlexiInternational Software, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that FlexiInternational Software, Inc. will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, FlexiInternational Software, Inc.'s recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Hartford, Connecticut
January 29, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FlexiInternational Software, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of FlexiInternational Software, Inc. and its subsidiaries at December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of FlexiInternational Software, Inc for any period subsequent to December 31, 1998.

As discussed in Note14, the accompanying financial statements as of December 31, 1998 and for the year then ended have been restated with respect to the revenue recognition of certain contracts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Stamford, Connecticut
January 26, 1999, except as
to Note 13 which is as of
February 26, 1999 and
to Notes 14 and 15 which
are as of
August 11, 1999

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     December 31,
                                                                                                     ------------
                                                                                                1999            1998
                                                                                                ----            ----
                                                                                                             (Restated,
                                                                                                              Note 14)
         ASSETS
Current assets:
  Cash and cash equivalents                                                                    $  1,874      $  7,876
  Marketable securities                                                                              --         3,000
  Accounts receivable, net of allowance for doubtful

    accounts of $843 and $812, respectively                                                       6,155        11,041
  Prepaid expenses and other current assets                                                         477           999
                                                                                               --------      --------
          Total current assets                                                                    8,506        22,916

Property and equipment at cost, net of accumulated depreciation
 and amortization of $3,714 and $3,121, respectively                                              1,663         2,732
Acquired software, net of accumulated amortization of $648 and $216, respectively (Note 4)        1,512         1,944
Goodwill, net of accumulated amortization of $5,430 and $566, respectively (Note 4)                 237         5,101
Other assets, net of accumulated amortization of $217 and $217, respectively                        154           218
                                                                                               --------      --------
          Total assets                                                                         $ 12,072      $ 32,911
                                                                                               ========      ========
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                             $  1,657      $  3,199
  Accrued commissions                                                                               387           725
  Accrued restructuring costs (Note 13)                                                             401            --
  Accrued expenses                                                                                2,272         3,483
  Current portion of capital lease obligations (Note 6)                                             578           586
  Deferred revenues                                                                               8,408         7,426
                                                                                               --------      --------
          Total current liabilities                                                              13,703        15,419

Long-term portion of capital lease obligations (Note 6)                                             287           878
                                                                                               --------      --------

          Total liabilities                                                                      13,990        16,297
                                                                                               --------      --------

Commitments and contingencies (Note 12)                                                              --            --

Stockholders' equity (deficit):
  Common stock: $.01 par value; 50,000,000 shares authorized;
    issued shares - 17,683,133 and 17,383,133,  respectively and
    outstanding shares - 17,664,008 and 17,293,622, respectively                                    177           174
  Additional paid-in capital                                                                     56,128        56,308
  Accumulated deficit                                                                           (58,251)      (39,656)
  Other accumulated  comprehensive income                                                            63             2
  Common stock in treasury at cost - 19,125 and 89,511 shares, respectively                         (35)         (214)
                                                                                               --------      --------
          Total stockholders' equity (deficit)                                                   (1,918)       16,614
                                                                                               --------      --------

          Total liabilities and stockholders' equity                                           $ 12,072      $ 32,911
                                                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                              1999           1998          1997
                                                              ----           ----          ----
                                                                          (Restated,
                                                                            Note 14)
  Software license                                          $  3,385      $ 10,542      $ 13,901
  Service and maintenance                                     12,169        13,754         7,723
                                                            --------      --------      --------
        Total revenues                                        15,554        24,296        21,624

Cost of revenues:
  Software license                                               586         1,757           828
  Service and maintenance                                      7,491        10,584         5,450
                                                            --------      --------      --------
        Total cost of revenues                                 8,077        12,341         6,278

Operating expenses:
  Sales and marketing                                          5,919        11,233         7,820
  Product development                                          6,887        10,752         7,880
  General and administrative                                   7,153         6,191         2,316
  Goodwill impairment (Note 4)                                 4,224            --            --
  Restructuring charge (Note 13)                               1,824            --            --
  Acquired in-process research and development (Note 4)        1,890            --
                                                            --------      --------      --------
        Total operating expenses                              26,007        30,066        18,016
                                                            --------      --------      --------

Operating loss                                               (18,530)      (18,111)       (2,670)

Net interest income                                               49           880            27
                                                            --------      --------      --------

Loss before income taxes                                     (18,481)      (17,231)       (2,643)

Income taxes                                                      --            --            --
                                                            --------      --------      --------

Net loss                                                    $(18,481)     $(17,231)     $ (2,643)
                                                            ========      ========      ========
Loss per share:
    Basic                                                   $  (1.06)     $  (1.02)     $  (0.42)
                                                            ========      ========      ========
    Diluted                                                 $  (1.06)     $  (1.02)     $  (0.42)
                                                            ========      ========      ========
Weighted average shares:
    Basic                                                     17,414        16,938         6,332
    Diluted                                                   17,414        16,938         6,332

          See accompanying notes to consolidated financial statements.
                                      F-5

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          Other              Total
                                                                      Additional Accumu- compre-         stockholders' Comprehensive
                                                         Common stock  Paid-in     lated hensive Treasury   equity     income/
                                                        Shares  Amount Capital    deficit income  stock    (deficit)   (loss)
                                                        ------  ------ -------    ------- ------  -----    ---------   ------
Balance at January 1, 1997                            4,744,144  $ 48  $ 5,694  $(19,565)  $--  $     --   $(13,823)

  Issuance of common stock, net of stock issue costs  3,324,998    33   26,484        --    --        --     26,517
  Conversion of preferred shares to common stock      7,861,350    79   15,433        --    --        --     15,512
  Issuance of common stock to vendor                     47,938    --      289        --    --        --        289
  Exchange of debt for common stock                     275,003     3    1,097        --    --        --      1,100
  Exercise of stock options and warrants                238,575     2      752        --    --        --        754
  Net loss                                                   --    --       --    (2,643)   --        --     (2,643)  $ (2,643)
                                                                                                                      --------
Comprehensive income (loss)                                  --    --       --        --    --        --         --   $ (2,643)
                                                     ----------  ----  -------  --------   ---  --------   --------   ========
Balance at December 31, 1997                         16,492,008   165   49,749   (22,208)   --        --     27,706

  Stock issued in conjunction with the acquisition of
    The Dodge Group                                     863,500     9    6,512        --    --        --      6,521
  Treasury stock acquired                                    --    --       --        --    --      (463)      (463)
  Shares issued for stock purchase plan                      --    --       --       (13)   --        45         32
  Exercise of stock options                              27,625    --       47      (204)   --       204         47
  Net loss (Restated, Note 14)                               --    --       --   (17,231)   --        --    (17,231)  $(17,231)
  Currency translation adjustment                            --    --       --        --     2        --          2          2
                                                                                                                      --------
Comprehensive income (loss)  (Restated, Note 14)             --    --       --        --    --        --         --   $(17,229)
                                                     ----------  ----  -------  --------   ---  --------   --------   ========

Balance at December 31, 1998 (Restated, Note 14)     17,383,133   174   56,308   (39,656)    2      (214)    16,614

  Shares issued for stock purchase plan                      --    --       --       (88)   --       150         62
  Exercise of stock options                             300,000     3       --       (26)   --        29          6
  Cancellation of options issued in conjunction
  Net loss                                                   --    --      180   (18,481)   --        --    (18,481)  $(18,481)
  Currency translation adjustment                            --    --       --        --    61        --         61         61
                                                                                                                      --------
Comprehensive income (loss)                                  --    --       --        --    --        --         --   $(18,420)
                                                     ----------  ----  -------  --------   ---  --------   --------   ========
Balance at December 31, 1999                         17,683,133  $177  $56,128  $(58,251)  $63  $    (35)  $ (1,918)
                                                     ==========  ====  =======  ========   ===  ========   ========

          See accompanying notes to consolidated financial statements.
                                      F-6

                       FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                  1999               1998             1997
                                                                                  ----               ----             ----
                                                                                                 (Restated,
                                                                                                  Note 14)
Cash flows from operating activities:
Net loss                                                                       $(18,481)          $(17,231)          $ (2,643)
Non-cash items included in net loss:
  Depreciation and amortization                                                   2,518              2,018                572
  Acquired in-process research and development                                       --              1,890                 --
  Provision for doubtful accounts                                                 1,643              1,450                500
  Goodwill impairment                                                             4,224                 --                 --
  Loss on disposal of assets                                                        198                 --                 --
  Expense related to stock options                                                   --                 --                141
Change in operating accounts:
  Accounts receivable                                                             3,223             (3,137)            (5,950)
  Prepaid expenses and other assets                                                 404                (19)              (548)
  Accounts payable and accrued expenses                                          (3,115)               704              1,837
  Accrued restructuring                                                             401                 --                 --
  Deferred revenue                                                                  988              3,297              1,110
                                                                               --------           --------           --------
Net cash used in operating activities                                            (7,997)           (11,028)            (4,981)

Cash flows from investing activities:
  Acquisition of subsidiary, less cash acquired                                      --               (774)                --
  Proceeds from sales of property and equipment                                      33                 33                 --
  Purchases of property and equipment                                              (610)              (921)              (559)
                                                                               --------           --------           --------
Net cash used in investing activities                                              (577)            (1,662)              (559)

Cash flows from financing activities:
  Purchases of marketable securities                                                 --             (6,448)                --
  Sales of marketable securities                                                  3,000              3,448                 --
  Proceeds from sales of common stock, net of stock issue costs                      --                 --             26,517
  Proceeds from exercise of stock options and warrants                                6                 47                754
  Repayments of line of credit                                                   (2,000)            (1,450)                --
  Proceeds from line of credit                                                    2,000              1,450                 --
  Repayments of convertible note payable                                             --                 --               (106)
  Repayments of debt                                                                 --               (392)                --
  Proceeds from employee stock purchase plan                                         62                 32                 --
  Purchase of treasury stock                                                         --               (463)                --
  Payments of capital lease obligations                                            (599)              (278)              (276)
                                                                               --------           --------           --------
Net cash (used in) provided by financing activities                               2,469             (4,054)            26,889

Effect of exchange rate changes on cash                                             103                 (2)                --
                                                                               --------           --------           --------

(Decrease) increase in cash and cash equivalents                                 (6,002)           (16,746)            21,349
                                                                               --------           --------           --------
Cash and cash equivalents at beginning of year                                    7,876             24,622              3,273
                                                                               --------           --------           --------
Cash and cash equivalents at end of year                                       $  1,874           $  7,876           $ 24,622
                                                                               ========           ========           ========
Supplemental disclosures:
  Interest paid in cash                                                        $    107           $    108           $    139
  Assets acquired through capital lease obligations                                  --           $  1,232           $    503
  Exchange of loan for common stock                                                  --                 --           $  1,100
  Shares issued in connection with the acquisition of The Dodge Group                --           $  6,521                 --

          See accompanying notes to consolidated financial statements.
                                      F-7

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its wholly owned subsidiaries since its acquisition of The Dodge Group ("Dodge") in June 1998 (Note 4). Intercompany profits, transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION:
The Company licenses software under noncancellable license agreements through direct and indirect channels, and provides services including maintenance, training and consulting. Effective January 1, 1998, the Company has adopted SOP 97-2 "Software Revenue Recognition". Software license revenues through the Company's direct sales channel are recognized when persuasive evidence of an arrangement exists, the licensed products have been shipped, fees are fixed and determinable and collectibility is considered probable. Customers may elect to receive the licensed products pre-loaded and configured on a hardware unit. In this case, revenue is recognized when the licensed products are installed on the hardware unit, the unit is shipped and all other criteria are met. Other software license royalties earned through the Company's indirect sales channel are recognized as such fees are reported to the Company. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Significant obligations would include future promises of enhancements and/or modification that are essential to the product. For multiple element arrangements and arrangements with extended payment terms, or where a significant portion of the payment is due after inception of the license agreement, all revenue is deferred until the final portion of the license fee becomes due and payable, and all other criteria are met at that time. Maintenance revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year. Revenues from training and consulting services are recognized as such services are performed. The Company does not require collateral for its receivables, and reserves are maintained for potential losses.

FOREIGN CURRENCY TRANSLATION:
The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated into U.S. dollars at the average exchange rate for the year. Resulting unrealized translation adjustments are included in stockholders' equity.

Gains and (losses) on foreign currency exchange transactions are reflected in the Statement of Operations. Net transaction gains and (losses) charged to income for the years ended December 31, 1999, 1998 and 1997 were $2, ($21) and $0, respectively.

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

CONCENTRATION OF CREDIT RISK:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customers in the event of non-performance. Two customers represented 10% or more of the Company's total revenues, or an aggregate of 39.0%, 31.7% and 40.2% of total revenues for each of the years ended December 31, 1999, 1998 and 1997, respectively. Three customers and one customer represented approximately 50.2% and 30.0% of the Company's net accounts receivable at December 31, 1999 and 1998, respectively.

PREPAID EXPENSES AND OTHER ASSETS:
Prepaid expenses and other assets consist primarily of prepaid expenses, deferred commissions and other assets. Certain other assets are being amortized over periods not exceeding five years. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $0, $220 and $85, respectively.

PROPERTY AND EQUIPMENT:
Property and equipment is composed of furniture and equipment and is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using an accelerated method over the estimated useful lives of the assets ranging from three to seven years. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 amounted to $1,446, $1,016 and $487, respectively, and includes amortization of assets recorded under capital lease obligations. Property and equipment are periodically reviewed for impairment based upon anticipated cash flows generated from such underlying assets.

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

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:
The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters beginning after June 15, 2000. The Company does not expect this standard to be material to its financial statements.

USE OF ESTIMATES:
The accompanying financial statements reflect estimates and assumptions made in the application of generally accepted accounting principles. Actual results may vary from those estimates.

GEOGRAPHIC INFORMATION:
Geographic information for the Company, for the years ended December 31, 1999, 1998 and 1997 is summarized in the table below. The Company's international revenues were derived primarily from the United Kingdom, Sweden and South America for the years ended December 31, 1999, 1998 and 1997, and the Company's international long lived assets at December 31, 1999 and 1998, resided primarily in the United Kingdom.

REVENUES:
                                1999        1998        1997
                              -------     -------     -------
United States                 $10,800     $16,907     $17,970
International:
   United Kingdom             $ 3,314     $ 2,459     $   103
   Sweden                     $   983     $ 2,446     $ 2,209
   Other                      $   457     $ 2,484     $ 1,342
                              -------     -------     -------
      Total International     $ 4,754     $ 7,389     $ 3,654
                              =======     =======     =======

LONG LIVED ASSETS:
                                1999        1998        1997
                              -------     -------     -------
United States                 $ 3,285     $ 9,459     $ 1,222
International                 $   127     $   318          --

NOTE 3 - INCOME TAXES:

Significant components of the Company's deferred tax asset at December 31 are as follows:

                                                    December 31,
                                                1999          1998
                                              --------      --------
         Net operating loss carryforwards     $ 20,799      $ 15,318
         Other                                   1,802         2,228
                                              --------      --------
             Subtotal                           22,601        17,546
         Valuation allowance                   (22,601)      (17,546)
                                              --------      --------
         Net deferred tax asset               $     --      $     --
                                              ========      ========

No provision or benefit for federal, state or foreign income taxes has been made for the years ended December 31, 1999, 1998 and 1997 given the Company's loss position. At December 31, 1999, the Company had U.S. and foreign net operating loss carryforwards of approximately $44,898 and $9,161, respectively, which expire during the years 2005 through 2019. The deferred tax assets at December 31, 1999 and 1998 have been fully reserved due to the uncertainty of their realization, primarily attributed to the Company's historical losses.

For tax purposes, there is an annual limitation on the utilization of the U.S. net operating loss carryforwards resulting from an ownership change as defined by Internal Revenue Code Section 382. Due to this annual limitation, a portion of the U.S. net operating loss carryforward will expire prior to when otherwise utilizable.

The following reconciles from the statutory income tax rate to the effective tax rate:

                                         1999         1998
                                        ------       ------
         Statutory rate                   34.0%        34.0%
         Goodwill                         (9.7%)       (1.1%)
         State taxes                       4.2%         5.3%
         Credit and loss carryovers        6.5%         2.8%
         Valuation allowance             (34.9%)      (41.2%)
         Other                            (0.1%)        0.2%
                                        ------       ------
           Effective tax rate              0.0%         0.0%
                                        ======       ======

NOTE 4 - ACQUISITION:

On June 24, 1998, the Company completed the acquisition of The Dodge Group, Inc. ("Dodge"), a software developer that specializes in financial data warehouse solutions. As a result of the acquisition, the company wrote off $1.9 million for acquired in-process research and development in the June 1998 quarter.

Following executive and staff cutbacks in connection with a first quarter 1999 restructuring program (Note 13), management revised its plans for the existing Dodge financial data warehouse business acquired in 1998. As a result, expected revenues and cash flows from these software products have been revised significantly downward. Additionally, competitive pressures and a continuation of the general business slowdown previously disclosed have caused management to reassess the long term potential of the Dodge business and to reprioritize its investments.

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

The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of the fiscal year 1997, for all periods presented, and excludes the one-time in-process research and development charge of $1,890 for the periods presented:

                                        1998          1997
                                      --------      --------
                                            (unaudited)
Revenue                               $ 28,742      $ 30,342
Net loss                              $(18,174)     $ (7,034)
Net loss per diluted common share     $  (1.05)     $  (0.98)
Shares used in computation              17,356         7,196

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

ACCOUNTS RECEIVABLE LINE OF CREDIT:
In April 1997, the Company entered into a revolving credit agreement with a financial institution. This agreement, as modified, allowed the Company to borrow up to $5,000, with maximum borrowings not to exceed 80% of eligible receivables as defined by the agreement. Interest on borrowings is set at the lender's prime rate. Among other provisions, the Company was required to maintain certain financial covenants. On May 17, 1999 the financial institution chose not to renew this revolving credit agreement (Note 15)

CONVERTIBLE LOAN:
In November 1996, the Company issued a convertible loan totaling $500 to a private investor. In January 1997, the loan was converted into 125,002 shares of common stock at a price of $4.00 per share.

NOTE 6 - CAPITAL LEASE OBLIGATIONS:

Certain fixed asset acquisitions during the year ended December 31, 1998, were financed through capital lease arrangements. Total property and equipment acquired under these capitalized leases, which consisted primarily of computer equipment, amounted to $1,795, at December 31, 1998. Accumulated depreciation on these assets at December 31, 1999 and 1998 amounted to $1,184 and $775, respectively. The annual interest rates on such obligations range from 7.5% to 10.1%.

Approximate maturities of such capital lease obligations are as follows at December 31, 1999:

          2000                                            $626
          2001                                             296
                                                          ----

          Total                                            922
          Less amounts representing interest                57
                                                          ----

          Total capital lease obligations                  865

          Less amounts due within one year                 578
                                                          ----

          Long-term portion capital lease obligations     $287
                                                          ====


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

COMMON STOCK:
In December 1997, the Company completed an initial public offering of shares its common stock. The Company sold 2,250,000 shares (and selling stockholders sold 1,200,000 shares) of common stock to the public. Net proceeds to the Company were $22,218, after underwriting discounts and commissions and deducting expenses of the offering aggregating $800.

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

NOTE 9 - EMPLOYEE STOCK PLANS:

EMPLOYEE STOCK PURCHASE PLAN:
The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the board of directors in September 1997 and was approved by the stockholders in October 1997. The Purchase Plan authorizes the issuance of up to a total of 300,000 shares of common stock to participating employees. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the average market price (as defined) per share of the common stock on either the first day or the last day of the offering period, whichever is lower. Under the Purchase Plan the Company issued 54,178 and 7,989 shares to participants during 1999 and 1998, respectively.

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

STOCK OPTION PLANS:
The Company's 1992 Stock Option Plan (the "1992 Plan") provided for the issuance of up to 1,362,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants and advisors. The board of directors has authority to determine awards and establish the exercise price. Such options vest over various periods up to five years and expire on various dates through 2007. No additional option grants will be made under the 1992 Plan.

Options to purchase 47,938 shares of common stock were granted to a vendor for services rendered in 1996 and 1997. Such options vested after six months, and were exercisable at $.01 per share. All of such options we exercised in 1997.

The Company's 1997 Stock Incentive Plan (the "Incentive Plan") was adopted by the board of directors in September 1997 and was approved by the stockholders in October 1997. The Incentive Plan is intended to replace the Company's 1992 Plan. Up to 1,875,000 shares of Common Stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Incentive Plan. Options may be granted at an exercise price which may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Officers, employees, directors, consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the Incentive Plan. During 1999 and 1998, 1,303,482 and 1,446,090 options under the Incentive Plan were granted, respectively.

The Company's 1997 Director Stock Option Plan (the "Director Plan) was adopted by the board of directors in September 1997 and was approved by the stockholders in October 1997. Under the terms of the Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive nonstatutory options to purchase shares of Common Stock. A total of 150,000 shares of Common Stock may be issued upon exercise of options granted under the Director Plan. The exercise price per share, for shares granted initially, was equal to the initial public offering price ($11.00). The exercise price per share for all shares thereafter will be the closing price per share of Common Stock on the date of grant. All options granted under the Director Plan vest one year from the date of grant so long as the optionee remains a director of the Company. During 1999 and 1998, 63,439 and 15,750 options under the Director Plan were granted, respectively.

The following table describes the Company's stock option activity under its all of its Option Plans:

                                                                             Weighted average
                                                                 Number of     exercise price
                                                                  options         per share
                                                                ---------- -------------------------
                                                                           (priced at date of grant)
          Outstanding at January 1, 1997                          915,944      $   0.96
            Granted                                               488,720      $   4.89
            Exercised                                            (211,514)     $   0.73
            Canceled                                             (296,250)     $   1.93
                                                                ---------
          Outstanding at December 31, 1997                        896,900      $   2.92
            Granted                                             1,476,220      $   3.89
            Exercised                                             (65,125)     $   0.73
            Canceled                                           (1,009,552)     $   6.01
                                                                ---------
            Granted                                             1,366,921      $   1.09
            Exercised                                            (316,209)     $   0.01
            Canceled                                             (926,266)     $   1.97
                                                                ---------
          Exercisable at December 31, 1997                        468,030      $   0.43
          Exercisable at December 31, 1998                        497,004      $   1.03
          Exercisable at December 31, 1999                        306,915      $   2.02
          Options available for grant at December 31, 1999        662,627            --

The following table summarizes information regarding stock options granted during 1996, 1997 and 1998 under the Company's Option Plans:

                                                                      Weighted       Weighted
                                                   Number of           average        average
                                                    options            exercise        fair
                                                    granted             Price          value
                                                    -------             -----          -----
1997:
-----
Options granted at less than market value            144,194          $   1.24       $   3.04
Options granted at market value                      344,526          $   6.52       $   2.03

1998:
-----
Options granted at less than market value             50,000          $   0.01       $   6.87
Options granted at market value                    1,248,940          $   4.26       $   3.93
Options granted above market value                   162,900          $   2.44       $   0.22

1999:
-----
Options granted at market value                    1,366,921          $   1.09       $   1.01

The following table summarizes information regarding stock options outstanding at December 31, 1999 under all of the Company's Option Plans:

                                      Options outstanding                    Options exercisable
                         -----------------------------------------       ----------------------------
                                            Weighted
                                             average        Weighted                      Weighted
       Range of           Number            remaining       average        Number          average
       exercise         outstanding     contractual life  exercise price exercisable      exercise
        prices          at 12/31/99          in years      per share     at 12/31/99        price
     ------------       -----------     ----------------  -------------- -----------     ---------
      $0.38-$0.59         523,164              9.83       $  0.39        22,189          $    0.38
      $0.97-$1.44         530,955              9.03       $  1.30       207,905          $    1.39
      $1.63-$2.44         331,070              8.77       $  2.09        53,381          $    1.98
      $2.67-$4.00           9,950              6.85       $  3.76         4,690          $    3.59
     $8.67-$12.63          27,750              7.90       $ 10.05        18,750          $   10.71

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

                                              Year ended December 31,
                                             1999      1998       1997
                                             ----      ----       ----
     Net loss as reported                $ (18,481) $ (17,231) $ (2,643)
     Net loss pro forma                  $ (19,063) $ (18,027) $ (2,690)

     Loss per share as reported          $   (1.06) $   (1.02) $  (0.42)
     Loss per share pro forma            $   (1.09) $   (1.06) $  (0.42)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.59%, 4.92% and 6.31% for the years ended December 31, 1999, 1998 and 1997, respectively, an option life of 5 years and a 0% dividend rate for all the years presented, and a volatility of 1.61,
1.52 and .65 for the years ended December 31, 1999, 1998 and 1997, respectively. In accordance with SFAS No. 123, the fair value method of accounting has not been applied to options granted prior to January 1, 1995. Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

The Company has reserved 1,422,889 shares of common stock for options outstanding under its 1992 Plan, Incentive Plan and Director Plan, and 93,773 shares of common stock for exercisable warrants. In addition to the outstanding options, the Company has reserved 662,627 shares of common stock for future grants under its Incentive Plan and Director Plan.

NOTE 10 - RELATED PARTY TRANSACTIONS:

As a result of the June 24, 1998 acquisition of Dodge, the President of International Operations, was granted options to purchase 25,000 shares of common stock of the Company at $0.01 each. In connection with these option grants, the Company loaned him $180, secured by a pledge of the options as collateral. As of December 31, 1998, no amounts were repaid with respect to the above loan. The loan is included within the prepaid expenses and other current assets section of the Company's Consolidated Balance Sheet. Subsequently, he resigned his position in February 1999. As a result of his resignation, he surrendered his options and pursuant to his loan agreement the loan was forgiven.

NOTE 11 - EMPLOYEE BENEFIT PLANS:

The Company maintains a 401(k) Savings Plan (the "Plan"). Employees are eligible to participate in the Plan upon completion of one month of service with the Company. Eligible employees may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are immediately vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or a portion of a participant's contribution to the Plan up to 6% of the participant's compensation. The Company's matching contribution is made on a monthly basis. Participants become vested in Company matching contributions to the Plan over a five year period. The expense under this Plan was $57, $209 and $0 for 1999, 1998, and 1997 respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company leases space in several buildings which it uses for offices and development facilities as well as various equipment and vehicles, all subject to operating leases. As of December 31, 1999, the minimum annual rental payments under the terms of such noncancellable leases which expire at various dates through 2006 are as follows:

            2000                                                  395
            2001                                                  387
            2002                                                  396
            2003                                                  341
            2004                                                  210
            Thereafter                                            136
                                                               ------

            Total minimum lease payments                       $1,865
                                                               ======

Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $1,017, $991 and $531, respectively.

The Company is party to contracts for licensing of software and provision of services with two customers for a total of approximately $4,000. These amounts have been recorded as deferred revenue and can be used to offset related receivables. The revenue recognition for those contracts has been restated as a result of payment disputes and discovery of certain performance commitments, that arose with these customers in the second quarter of 1999 (Note 14). The Company believes that the amounts in dispute are appropriately due under terms of the contracts and expects the amounts to be realized. The Company is vigorously pursuing collection of these amounts through all available means under the contract terms, including arbitration. However, there can be no assurance that the carrying amounts of these receivables will be realized.

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

As a result of both of these actions, the Company recorded a charge to operations during the three month periods ended March 31, 1999 and September 30, 1999 of $1,896 and $125, respectively. Of the total amount of these charges, $1,855 was related to severance costs, of which $1,258 was paid prior to December 31, 1999, and $166 related to costs of idle facility space, of which all of these amounts were paid during the year ended December 31, 1999. Additionally, during the third quarter of 1999, one of the Company's former employees, who was terminated earlier in the year, obtained employment elsewhere, and the Company is no longer obligated to make payments totaling $196. As such, the Company reversed this accrued liability during the three months ended September 30, 1999. The remaining $401 of the severance costs, will be payable in installments for up to 14 months. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

Detail of the restructuring charge is as follows:

                            SEVERANCE           EXCESS
                           & BENEFITS         FACILITIES          TOTAL
                           ----------        ------------      -----------
Reserve balances,
February 26, 1999          $    1,730        $       166       $    1,896

Additional charge
September 30, 1999                125                 --              125

Change in estimate of
severance costs                  (196)                --             (196)

Cash payments                  (1,258)              (166)          (1,424)
                           ----------        -----------       ----------
Reserve balances,
December 31, 1999          $      401        $        --       $      401
                           ==========        ===========       ==========


NOTE 14 - RESTATEMENT

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the prior year amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999 became subject to dispute as a result of certain performance commitments, by the contracting parties. For revenue which has been restated in 1998, all amounts billed are included in accounts receivable as of December 31, 1998 with a corresponding offset included in deferred revenues. Any amounts stipulated in contracts which have not been invoiced have not been recognized in the financial statements. A summary of the effects of the restatement follows:

                                            YEAR ENDED DECEMBER 31, 1998
                                     ------------------------------------------
                                       AS REPORTED                 RESTATED
                                     ---------------            ---------------

OPERATING STATEMENT:
Software license revenue                $ 16,113                   $ 10,542
Service and maintenance revenue           14,078                     13,754
                                        --------                   --------
Total revenues                            30,191                     24,296
General and administrative                 6,991                      6,191
Total operating expenses                  30,866                     30,066
Operating loss                           (13,016)                   (18,111)
Loss before income taxes                 (12,136)                   (17,231)
Net loss                                 (12,136)                   (17,231)
Loss per share:
     Basic                              $  (0.72)                  $  (1.02)
     Diluted                            $  (0.72)                  $  (1.02)

                                                                            AS OF DECEMBER 31, 1998
                                                                    ---------------------------------------
                                                                      AS REPORTED              RESTATED
                                                                    ---------------         ---------------

BALANCE SHEET:
Accounts receivable, net of allowance for doubtful accounts            $ 13,051                $ 11,041
Total current assets                                                     24,926                  22,916
Total Assets                                                             34,921                  32,911
Deferred revenues                                                         4,341                   7,426
Total current liabilities                                                12,334                  15,419
Total liabilities                                                        13,212                  16,297
Accumulated deficit                                                     (34,561)                (39,656)
Total stockholders' equity                                               21,709                  16,614
Total liabilities and stockholders' equity                               34,921                  32,911



NOTE 15 -BUSINESS PLANS

Late in the second quarter of 1999, management identified a number of factors that cause them to believe that available cash resources may not be sufficient to fund anticipated operating losses. These include: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services (Note 14); (3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product and (4) nonrenewal of a revolving credit agreement (Note 5). Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. Management is also seeking to obtain additional equity capital. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

NOTE 16 - SELECTED QUARTERLY INFORMATION (UNAUDITED):

                                    FIRST       SECOND       THIRD      FOURTH
YEAR ENDED DECEMBER 31,            QUARTER     QUARTER      QUARTER     QUARTER
                                   --------    --------     --------    --------
1999
Total revenues                     $ 3,988     $ 3,936      $ 3,575     $ 4,056
Gross profit                         1,319       1,868        1,915       2,376
Net loss                            (7,899)     (7,952)      (2,023)       (606)
Loss per share                       (0.46)      (0.46)       (0.12)      (0.03)

1998 (RESTATED, NOTE 14)
Total revenues                     $ 5,508     $ 7,273      $ 5,782     $ 5,733
Gross profit                         3,288       4,503        2,331       1,833
Net loss                            (1,216)     (2,846)      (6,108)     (7,061)
Loss per share                       (0.07)      (0.17)       (0.35)      (0.41)

                       REPORT OF INDEPENDENT AUDITORS' ON
                          FINANCIAL STATEMENT SCHEDULE

Board of Directors of
FlexiInternational Software, Inc.

We have audited the consolidated financial statements of FlexiInternational Software, Inc. as of December 31, 1999 and the year then ended December 31, 1999, and have issued our report thereon dated January 29, 2000, which report includes a qualification for a going concern; such financial statements and report are included in your 1999 Annual Report to Stockholders and are included herein, Our audit also included the financial statement schedule of FlexiInternational Software, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Hartford, Connecticut
January 29, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
FlexiInternational Software, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 26, 1999, except as to Note 13 which is as of February 26, 1999 and to Notes 14 and 15 which are as of August 11, 1999, appearing on page F-3 of the 1999 Annual Report on Form 10-K of FlexiInternational Software, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Stamford, Connecticut
January 26, 1999, except as
to Note 13 which is as of
February 26, 1999 and
to Notes 14 and 15 which are as of
August 11, 1999

                                                  FLEXIINTERNATIONAL SOFTWARE, INC.

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                           (IN THOUSANDS)

                                                                              CHARGED TO
                                                        BALANCE AT             COSTS AND                              BALANCE AT
          DESCRIPTION                                DECEMBER 31, 1998         EXPENSES          DEDUCTIONS        DECEMBER 31, 1999
          -----------                                -----------------         --------          ----------        -----------------
Allowance for doubtful accounts                           $   812               $1,643            $(1,612)              $   843
Valuation allowance for deferred tax asset                $16,156               $6,445                                  $22,601

                                                                              CHARGED TO
                                                        BALANCE AT             COSTS AND                              BALANCE AT
          DESCRIPTION                                DECEMBER 31, 1997         EXPENSES          DEDUCTIONS        DECEMBER 31, 1998
          -----------                                -----------------         --------          ----------        -----------------
(Restated, Note 14)
Allowance for doubtful accounts                           $  672                $1,450            $(1,310)              $   812
Valuation allowance for deferred tax asset                $8,296                $7,860                                  $16,156


                                                                              CHARGED TO
                                                        BALANCE AT             COSTS AND                              BALANCE AT
          DESCRIPTION                                DECEMBER 31, 1996         EXPENSES          DEDUCTIONS        DECEMBER 31, 1997
          -----------                                -----------------         --------          ----------        -----------------
Allowance for doubtful accounts                           $  405                $  500            $  (233)              $   672
Valuation allowance for deferred tax asset                $7,254                $1,042                                  $ 8,296