Form 10-Q
period 2000-03-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2000-05-11
CIK 1015464

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


 For the quarterly period ended March 31, 2000

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

As of March 31, 2000, there were 17,668,595 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets.............................   3
         Condensed Consolidated Statements of Operations...................   4
         Condensed Consolidated Statements of Cash Flows...................   5
         Condensed Consolidated Statements of Stockholders' Deficit........   6
         Notes to Condensed Consolidated Financial Statements..............   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................   14

Signature..................................................................   14

PART I.  FINANCIAL INFORMATION

              Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   March 31,   December 31,
                                                                                  -----------  ------------
                                                                                     2000          1999
                                                                                  -----------   -----------
                                                                                  (unaudited)
         ASSETS
         ------
Current assets:

  Cash and cash equivalents                                                         $  1,138    $  1,874
  Accounts receivable, net of allowance for doubtful
    accounts of $798 and $843, respectively                                            5,413       6,155
  Prepaid expenses and other current assets                                              528         477
                                                                                    --------    --------
        Total current assets                                                           7,079       8,506
                                                                                    --------    --------

Property and equipment at cost, net of accumulated depreciation
 and amortization of $3,916 and $3,444, respectively                                   1,411       1,663
Acquired software, net of accumulated amortization of $758 and $648, respectively      1,401       1,512
Goodwill, net of accumulated amortization of $5,447 and $5,430, respectively             220         237
Other assets, net of accumulated amortization of $200 and $217, respectively             156         154
                                                                                    --------    --------

        Total assets                                                                $ 10,267    $ 12,072
                                                                                    ========    ========
         LIABILITIES AND STOCKHOLDERS' DEFICIT CURRENT LIABILITIES:
         ----------------------------------------------------------
  Accounts payable                                                                  $  1,704    $  1,657
  Accrued commissions                                                                    346         387
  Accrued restructuring costs                                                            284         401
  Accrued expenses                                                                     1,901       2,272
  Current portion of capital lease obligations                                           536         578
  Deferred revenues                                                                    7,258       8,408
                                                                                    --------    --------
        Total current liabilities                                                     12,029      13,703
                                                                                    --------    --------
Long-term portion of capital lease obligations                                           176         287
                                                                                    --------    --------
        Total liabilities                                                             12,206      13,990
                                                                                    --------    --------
Stockholders' deficit:
  Common stock; $.01 par value; 50,000,000 shares authorized;
    issued shares - 17,683,133, as of the end of both periods and
    outstanding shares - 17,668,595 and 17,664,008,  respectively                        177         177
  Additional paid-in capital                                                          56,128      56,128
  Accumulated deficit                                                                (58,240)    (58,251)
  Other comprehensive income                                                              23          63
  Common stock in treasury at cost - 14,538 and 19,125 shares, respectively              (27)        (35)
                                                                                    --------    --------
        Total stockholders' deficit                                                   (1,939)     (1,918)
                                                                                    --------    --------

        Total liabilities and stockholders' deficit                                 $ 10,267    $ 12,072
                                                                                    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                        Three Months Ended March 31,
                                        ----------------------------
                                          2000                1999
                                        --------           ---------
                                                           (Restated,
                                                            Note 3)
Revenues:
  Software license                      $  1,032            $    855
  Service and maintenance                  2,595               3,133
                                        --------            --------
        Total revenues                     3,627               3,988
                                        --------            --------

Cost of revenues:
  Software license                           218                  68
  Service and maintenance                  1,130               2,601
                                        --------            --------
        Total cost of revenues             1,348               2,669
                                        --------            --------

Operating expenses:
  Sales and marketing                        411               2,461
  Product development                        799               2,686
  General and administrative               1,050               2,249
  Restructuring charge (See Note 2)           --               1,896
                                        --------            --------
Total operating expenses                   2,260               9,292
                                        --------            --------

Operating income (loss)                       19              (7,973)
Interest income                               16                 104
Interest expense                             (18)                (30)
                                        --------            --------
Income (loss) before income taxes             17              (7,899)
Income taxes                                  --                  --
                                        --------            --------
Net income (loss)                       $     17            $ (7,899)
                                        ========            ========

Net income (loss) per share:
  Basic                                 $   0.00            $  (0.46)
  Diluted                               $   0.00            $  (0.46)

Weighted average shares:
  Basic                                   17,665              17,339
  Diluted                                 17,996              17,339



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         2000                1999
                                                       --------           ---------
                                                                         (Restated,
                                                                           Note 3)
Cash flows from operating activities:

Net income (loss)                                      $    17             $(7,899)
Non-cash items included in net income (loss):
   Depreciation and amortization                           366                 744
   Provision for doubtful accounts                          60                 602
   Loss on disposal of assets                               12                  --
Change in operating accounts:
   Accounts receivable                                     722               1,586
   Prepaid expenses and other assets                       (54)                170
   Accounts payable and accrued expenses                  (351)             (2,444)
   Accrued restructuring                                  (117)              1,211
   Deferred revenue                                     (1,122)              1,064
                                                       -------             -------
Net cash used in operating activities                     (467)             (4,966)
                                                       -------             -------

Cash flows from investing activities:

Proceeds from sales of property and equipment               --                  29
Purchase of property and equipment                          (8)               (105)
                                                       -------             -------
Net cash used in investing activities                       (8)                (76)
                                                       -------             -------

Cash flows from financing activities:

  Proceeds from line of credit                              --               2,000
  Proceeds from employee stock purchase plan                 8                  56
  Payments of capital lease obligations                   (152)               (156)
                                                       -------             -------
Net cash (used in) provided by  financing activities      (144)              1,900
                                                       -------             -------

Effect of exchange rate changes on cash                   (117)                 37
                                                       -------             -------

Decrease in cash and cash equivalents                     (736)             (3,105)
                                                       -------             -------
Cash and cash equivalents at beginning of period         1,874               7,876
                                                       -------             -------
Cash and cash equivalents at end of period             $ 1,138             $ 4,771
                                                       =======             =======


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                   Common Stock     Additional                   Other                   Total
                               -------------------   paid-in    Accumulated  comprehensive  Treasury  stockholders' Comprehensive
                                 Shares     Amount   capital      deficit       income        stock     deficit     income (loss)
                               ----------   ------  ----------  -----------  -------------  --------   -------      -------------
Balance at December 31, 1999   17,683,133    $ 177    $56,128    $(58,251)       $   63      $  (35)    $(1,918)
Shares issued for stock plan           --       --         --          (6)           --           8           2
Net income                             --       --         --          17            --          --          17          $   17
Currency translation
 adjustment                            --       --         --          --           (40)         --         (40)            (40)
                                                                                                                         ------
Comprehensive Income                   --       --         --          --            --          --          --          $  (23)
                               ----------    -----    -------    --------        ------      ------     -------          ======


Balance at March 31, 2000      17,683,133    $ 177    $56,128    $(58,240)       $   23      $  (27)    $(1,939)
                               ==========    =====    =======    ========        ======      ======     =======


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The unaudited condensed consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its subsidiaries and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 2000. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

NOTE 2 - RESTRUCTURING CHARGE

On February 26, 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives. In this regard, the primary actions taken include involuntary terminations of selected personnel. Severance packages were offered to 66 employees. This reduction in headcount also led to the Company having excess leased facility space. As a result of these actions, the Company recorded a charge to operations during the three-month period ended March 31, 1999 of $1,896. Of the total amount of this charge, $1,730 was related to severance costs, of which $667 was paid during the three-month period ended March 31, 1999 and $166 related to costs of idle facility space, of which $18 was paid during the three-month period ended March 31, 1999. In the quarter ended March 31, 2000, $117 of severance benefits were paid and charged against this reserve. The remaining balance of the severance costs is $284 and is payable in installments for up to eleven months. See table below. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

Detail of the restructuring charge is as follows:

                             Severance          Excess
                            & Benefits        Facilities        Total
                            ----------        ----------      ---------
Reserve balances,
December 31, 1999            $     401         $     --       $     401

Cash charges                      (117)              --            (117)
                             ----------        --------       ---------
Reserve balances,
March 31, 2000               $     284         $     --       $     284
                             =========         ========       =========


NOTE 3 - RESTATEMENT

As a result of the Company's regular quarterly financial statement review with its independent accountants in the second quarter of 1999, the Company determined that it would restate the prior year amounts originally reported for 1998 and the first quarter of 1999, to reflect a change in the revenue recognition for several software license contracts. Most of the restated amounts relate to two contracts that the Company believes were appropriately due and payable under their contractual terms but payments with respect to which, in the second quarter of 1999 became subject to dispute as a result of certain performance commitments, by the contracting parties. For revenue which has been restated in 1998 and 1999, all amounts billed are included in accounts receivable as of the related periods with a corresponding offset included in deferred revenues. Any amounts stipulated in contracts which have not been invoiced have not been recognized in the financial statements. A summary of the effects of the restatement follows:

                                      Quarter ended March 31, 1999
                                      -----------------------------
                                      As Reported         Restated
                                      -----------        ----------
OPERATING STATEMENT:
Software license revenue                $ 1,055            $   855
Service and maintenance revenue           3,281              3,133
                                        -------            -------
Total revenues                            4,336              3,988

Total operating expenses                  9,292              9,292
Operating loss                           (7,625)            (7,973)
Loss before income taxes                 (7,551)            (7,899)
Net loss                                 (7,551)            (7,899)
Loss per share:
  Basic                                 $ (0.44)           $ (0.46)
  Diluted                               $ (0.44)           $ (0.46)

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

      Historically, the Company's revenues have been derived from both domestic sales and international sales, with the international sales comprising 31.0% and 30.4% of total revenues for the quarters ended March 31, 2000 and 1999 respectively. The Company's international sales generally have the same cost structure as its domestic sales. A majority of international sales are denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

      The Company, during the software development phase evaluates the technological feasibility of its various products. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company charges all product development expenses to operations in the period incurred.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                                  QUARTER ENDED MARCH 31,
                                                                  ------------------------
                                                                    2000          1999 (1)
                                                                  -------         --------
              Revenues:
                 Software license                                   28.5%            21.4%
                 Service and maintenance                            71.5%            78.6%
                                                                  -------         --------
                    Total revenues                                 100.0%           100.0%
              Cost of revenues:
                 Software license                                    6.0%             1.7%
                 Service and maintenance                            31.2%            65.2%
                                                                  -------         --------
                    Total cost of revenues                          37.2%            66.9%
                                                                  -------         --------
              Gross Profit                                          62.8%            33.1%
              Operating expenses:
                 Sales and marketing                                11.3%            61.7%
                 Product development                                22.0%            67.4%
                 General and administrative                         28.9%            56.4%
                 Restructuring charge                                 --             47.5%
                                                                  -------         --------
                   Total operating expenses                         62.3%           233.0%
                                                                  -------         --------
              Operating income (loss)                                 .5%          (199.9%)
              Interest (expense) income                             (0.1%)            1.9%
                                                                  -------         --------
              Income (loss) before income taxes                      0.5%          (198.1%)
              Income taxes                                            --                --
                                                                  -------         --------
              Net income (loss)                                      0.5%          (198.1%)
                                                                  =======         ========

(1) Restated, see Note 6 to the consolidated financial statements.


Quarter Ended March  31, 2000  Compared to Quarter Ended March 31, 1999

      Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 9%, from $4.0 million for the quarter ended March 31, 1999 to $3.6 million for the quarter ended March 31, 2000. Domestic revenues increased 24% for the quarter ended March 31, 2000 to $3.0 million from $2.4 million in revenue the quarter ended March 31, 1999. International revenues, those derived from sales outside of the U.S., decreased 59% from $1.6 million for the quarter ended March 31, 1999 to $0.6 million for the quarter ended March 31, 2000. The Company believes that the combination of a long sales cycle for it's products, coupled with the delays in potential customers' buying decisions last year, as result of concerns over the effect that the new millennium (Y2K) may have had on their computer systems, adversely impacted first quarter 2000 revenue. The Company expects these issues to continue to slow its recovery process over the next several quarters.

      Software license revenues increased 21%, to $1.0 million for the quarter ended March 31, 2000 from $0.9 million for the comparable period of the prior year. One customer in the March 2000 quarter accounted for almost half of the Company's total software revenue. The Company believes that the growth in software revenues was and will continue to be negatively impacted by the year 2000 acquisition slowdown among large potential customers but will slowly return to normalcy as concerns about year 2000 abate. Even though the Company's products have successfully broached the millennium, the normal sales cycle for the Company's products from lead generation to closing is two to three quarters and can extend to over a year for very large orders. The Company is trying to bolster its recovery by rebuilding its' sales force, employing additional sales channels such as the previously disclosed agreement with The Freedom Group and expanding its product offerings to include providing accounting outsourcing for companies utilizing the Company's software and internal resources. The Company believes the addition of an accounting outsourcing product extension will, over time, provide a solid, consistent and profitable source of revenue that will smooth out some of the current seasonality of its business. The Company does not expect to realize revenue from accounting outsourcing before the fourth quarter of the current fiscal year. While the Company is confident that these actions will ultimately produce a return to consistent and profitable growth in the future, it recognizes that this evolution will take several quarters to begin to have a positive impact on operations.

        Service and maintenance revenues decreased 17%, from $3.1 million for the quarter ended March 31, 1999 to $2.6 million for the quarter ended March 31, 2000. The decrease was primarily attributable to a 27% drop in service revenue due to fewer active client implementations. The Company does not expect this source of revenue to resume a growth pattern until it resumes a stronger pattern of growth in software license fees.

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

      Cost of software license revenues increased 221%, from $68,000 for the quarter ended March 31, 1999 to $218,000 for the quarter ended March 31, 2000. Cost of software license revenues as a percentage of software license revenues increased from 8% for the quarter ended March 31, 1999 to 21% for the quarter ended March 31, 2000. The increase in cost of software license revenues was primarily due to an increase in third-party software products distributed by the Company

      Cost of service and maintenance revenues decreased 57%, from $2.6 million for the quarter ended March 31, 1999 to $1.1 million for the quarter ended March 31, 2000. The decrease in the costs of services and maintenance was primarily the result of the increased efficiency realized in providing services in the current year, which is a direct result of the corporate restructuring that took place in the first and second quarters of the prior fiscal year (see Restructuring below).

      Aggregate operating expenses declined 76% in the quarter ended March 31, 2000 to $2.3 million from $9.3 million in the quarter ended March 31, 1999. This is a direct result of the restructuring noted below and the aforementioned reduced level of revenues. Comparisons made between the first quarter of the current fiscal year to the comparable period of the prior year may not be meaningful because of the restructuring.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 83%, from $2.5 million for the quarter ended March 31, 1999 to $.4 million in the first quarter of the current fiscal year. The decrease in dollar amount was primarily attributable to reduced staffing levels in the sales and marketing organization, as the costs of this organization were reduced to a level consistent with revenues anticipated when the Company went through its' restructuring. The Company has recently started to increase its investment in sales and marketing to both support the expansion of its product line to the accounting outsourcing area and to continue the pursuit of more Flexi Industry Partnership arrangements.

      Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. Product development expenses decreased 70%, from $2.7 million for the quarter ended March 31, 1999 to $.08 million for the quarter ended March 31, 2000. Product development expenses are expected to increase slightly throughout the latter part of the year as the Company supplements the core development area.

      General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses decreased 70%, from $2.2 million for the quarter ended March

31, 1999 to $1.1 million in the first quarter of fiscal year 2000. The general and administrative expenses should stay fairly constant over the next several quarters. The Company expects to leverage its existing staff to provide resources for the beginning stages of the accounting outsourcing product

      Interest Income and Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents. Net interest expense was $2,000 for the quarter ended March 31, 2000 versus net income of $74,000 for the comparable period of the prior year. This decrease was primarily due to the reduced level of funds invested in the current fiscal year as compared to the prior year. Interest expense represents interest expense on capital equipment leases, and borrowings under the Company's line of credit.

      Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the quarters ended March 31, 2000 or 1999 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently has approximately $44.9 million and $9.2 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2019, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at March 31, 2000 were $22.6 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of March 31, 2000 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      Dependence on Key Personnel. The Company's performance depends substantially on the performance of its executive officers and key employees, including the Company's sales force and software professionals, particularly project managers, software engineers and other senior technical personnel. The Company is dependent on its ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team. The Company does not have employment contracts with any of its key personnel. The loss of the services of any of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains a key person insurance policy on Stefan R. Bothe, Chief Executive Officer.

      Flexi Industry Partnerships. The Company has entered into several long-term agreements where the Company's products are licensed to the end users by a third party. As a result of the reduction in sales and marketing expenditures that were part of last year's restructuring, this sales channel has become critical to the continued success of the Company. While these arrangements have so far been successful, the Company has no control over the sales effort put forth by these companies and cannot be guaranteed that these arrangements will continue to benefit the Company in the future.

        The Impact on Sales of the Year 2000. The Company's recovery may be slowed if the delays in potential customers' buying decisions that occurred last year, as result of concerns over the effect that the new millennium (Y2K) may have had on their computer systems, do not return to a normal level of demand for the Company's products.

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

      Neither the Company's own products nor those software products used to conduct the Company's day to day operations were negatively impacted or failed to perform to specifications due to the change in millennium.

ITEM 2A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1999.

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

      As of March 31, 2000, the Company had cash and cash equivalents of $1.1 million, a decrease of $0.7 million from December 31, 1999. The Company's working capital deficit at March 31, 2000 was $5.0 million, compared to $5.2 million at December 31, 1999. This working capital deficit is caused by the deferred revenues of $7.3 and $8.4 at March 31, 2000 and 1999 respectively. The Company's operating activities resulted in net cash outflow of $0.7 million for the three months March 31, 2000, and result primarily from payment of previously accrued liabilities and a reduction of deferred liability. The Company's financing activities resulted in a net cash outflow for the three months ended March 31, 2000 of $0.1 million, principally from the payment of lease obligations.

      While the Company believes that cash and cash equivalents, cash generated internally by operations, will be sufficient to meet the Company's working capital requirements for at least the next twelve months, it cautions that this is contingent upon the Company continuing to have substantially breakeven results over the next several quarters. The Company is currently evaluating financing alternatives, however there can be no assurance that capital will be available to the Company on favorable terms, or at all.

      Management continues to take actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. However, there can be no assurance that the Company will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 None

           (b)   Reports on Form 8-K

                 None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FLEXIINTERNATIONAL SOFTWARE, INC.


                                         By: ____________________________

                                         Stefan R. Bothe, Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: May 11, 2000