Form 10-Q
period 2000-06-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2000-08-10
CIK 1015464

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.

For the transition period from         to
                               --------  --------

Commission File Number: 000-23453

                        FLEXIINTERNATIONAL SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                  06-1309427
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
  Two Enterprise Drive, Shelton, CT                       06484
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

As of August 7, 2000 there were 17,668,595 shares of FlexiInternational Software, Inc. Common Stock, $.01 par value per share, outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS



                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheet................................ 3
          Condensed Consolidated Statement of Operations...................... 4
          Condensed Consolidated Statement of Cash Flows...................... 5
          Condensed Consolidated Statement of Stockholders' Equity............ 6
          Notes to Condensed Consolidated Financial Statements................ 7
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 8
Item 3.  Quantitative and Qualitative Disclosure About Market Risk............13


PART II. OTHER INFORMATION
Item 1.  Legal Proceedings....................................................13
Item 2.  Changes in Securities and Use of Proceeds............................13
Item 3.  Default upon Senior Securities.......................................13
Item 4.  Submission of Matters to a Vote of Security Holders..................14
Item 5.  Other Information ...................................................14
Item 6.  Exhibits and Reports on Form 8-K.....................................14
         SIGNATURE............................................................14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 JUNE 30,          DECEMBER 31,
                                                   2000                1999
                                                 --------          ------------
                                                unaudited            audited

    ASSETS
Current assets:
  Cash and cash equivalents                      $   697            $ 1,874
  Accounts receivable, net
    of allowance for doubtful
    accounts of $558 and $843,
    respectively                                   3,353              6,155
  Prepaid expenses and other
   current assets                                    273                477
                                                 -------            -------
        Total current assets                       4,323              8,506

Property and equipment at cost,
 net of accumulated depreciation
 and amortization of $4,109 and
 $3,714, respectively                              1,183              1,663
Acquired software, net of accumulated
 amortization of $432 and $216,
 respectively                                      1,323              1,512
Goodwill, net of accumulated
 amortization of $5,460 and
 $5,430 respectively                                 207                237
Other assets                                         177                154
                                                 -------           --------


   Total assets                                  $ 7,213           $ 12,072
                                                 =======           ========
    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                $ 1,559           $  1,657
 Accrued commissions                                  --                387
 Accrued restructuring costs                         185                401
 Accrued expenses - other                          1,056              2,272
 Current portion of capital
  lease obligations                                  456                578
Deferred revenues                                  5,112              8,408
                                                 -------           --------
   Total current liabilities                       8,368             13,703

Long-term portion of capital
  lease obligations                                  504                287
                                                 -------           --------

   Total liabilities                               8,872             13,990
                                                 -------           --------

Stockholders' deficit:
  Common stock; $.01 par value;
    50,000,000 shares authorized;
    issued shares -- 17,683,133
    as of the end of both periods and
    outstanding shares - 17,668,595
    and 17,664,008,  respectively                    177                177
Additional paid-in capital                        56,128             56,128
Accumulated deficit                              (58,222)           (58,251)
Other comprehensive income                           285                 63
Common stock in treasury at cost
   - 14,538 and 19,125 shares,
   respectively                                      (27)               (35)
                                                 -------           --------
   Total stockholders' deficit                    (1,659)            (1,918)
                                                 -------           --------

   Total liabilities and stockholders' deficit   $ 7,213           $ 12,072
                                                 =======           ========



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                   THREE MONTHS           SIX MONTHS
                                  ENDED JUNE 30,         ENDED JUNE 30,
                               --------------------    --------------------
                                  2000        1999       2000        1999
                                  ----        ----       ----        ----

Revenues:
 Software license              $  1,013    $    657    $  2,046    $  1,512
 Service and maintenance          1,884       3,279       4,479       6,412
                               --------    --------    --------    --------
     Total revenues               2,897       3,936       6,525       7,924
                               --------    --------    --------    --------
Cost of revenues:
 Software license                    42          94         200         162
 Service and maintenance          1,026       1,974       2,217       4,575
                               --------    --------    --------    --------
Total cost of revenues            1,068       2,068       2,417       4,737
                               --------    --------    --------    --------

Gross Profit                      1,829       1,868       4,108       3,187
                               --------    --------    --------    --------

Operating expenses:
 Sales and marketing                442       1,837         853       4,298
 Product development                650       1,918       1,449       4,604
 General and administrative         720       1,851       1,770       4,100
 Goodwill impairment               --         4,224        --         4,224
 Restructuring charge              --          --          --         1,896
                               --------    --------    --------    --------
Total operating expenses          1,812       9,830       4,072      19,122
                               --------    --------    --------    --------
Operating income (loss)              17      (7,962)         36     (15,935)

Interest income                      15          37          31         141
Interest expense                    (14)        (27)        (32)        (57)
                               --------    --------    --------    --------

Income (loss) before
 provision for income taxes          18      (7,952)         35     (15,851)

Provision for income taxes         --          --          --          --
                               --------    --------    --------    --------
Net income (loss)              $     18    $ (7,952)   $     35    $(15,851)
                               ========    ========    ========    ========
Net income (loss) per share:
 Basic                         $   0.00    $  (0.46)   $   0.00    $  (0.91)
 Diluted                       $   0.00    $  (0.46)   $   0.00    $  (0.91)
Weighted average shares:
 Basic                           17,669      17,347      17,665      17,326
 Diluted                         17,919      17,347      17,996      17,326







     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                       JUNE 30,
                                                ------------------------
                                                2000               1999
                                                ----               ----

Cash flows from operating activities:
Net income (loss)                              $     35        $(15,851)
Non-cash items included:
   Depreciation and amortization                    696           1,465
   Goodwill impairment                               --           4,224
   Provision for doubtful accounts                  120             961
   Loss on disposal of assets                        14              --
Change in operating accounts:
   Accounts receivable                            2,752           2,047
   Prepaid expenses and other assets                199             146

   Accounts payable and accrued expenses         (1,661)         (2,848)
   Accrued restructuring                           (216)            882
   Deferred revenue                              (3,234)          1,785
                                               --------        --------
Net cash used in operating activities            (1,295)         (7,189)
                                               --------        --------

Cash flows from investing activities:
   Proceeds from sale of property
    and equipment                                                    29
   Purchase of property and equipment               (12)           (355)
                                               --------        --------
Net cash used in investing activities               (12)           (326)
                                               --------        --------

Cash flows from financing activities:
  Sale of short-term investments                   --             2,000
  Proceeds from exercise of stock
   options and warrants                            --                 1
  Proceeds from employee stock purchase plan          8              56
  Payments of capital lease obligations              95            (300)
                                               --------        --------
Net cash provided by financing activities           103           1,757
                                               --------        --------

Effect of exchange rate changes on cash              27             165
                                               --------        --------

Decrease in cash and cash equivalents            (1,177)         (5,593)
Cash and cash equivalents at
 beginning of period                              1,874           7,876
                                               --------        --------
Cash and cash equivalents at
 end of period                                 $    697        $  2,283
                                               ========        ========



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                  COMMON STOCK        ADDITIONAL                CURRENCY                 TOTAL
                                ------------------     PAID-IN    ACCUMULATED  TRANSLATION  TREASURY  STOCKHOLDERS'  COMPREHENSIVE
                                SHARES      AMOUNT     CAPITAL      DEFICIT     ADJUSTMENT    STOCK     DEFICIT          INCOME
                                -------     ------     -------      --------    ----------    -----     -------       -------------

Balance at December 31, 1999  17,683,133     $177      $56,128     $(58,251)      $63         $(35)     $(1,918)

 Shares issued for stock
  plan                                --       --           --           (6)       --            8            2
 Net income                           --       --           --           35        --           --           35            $ 35
 Currency translation
  adjustment                          --       --           --           --       222           --          222             222
                                                                                                                           ----
 Comprehensive income                 --       --           --           --        --           --           --            $257
                              ----------     ----      -------     --------       ---         ----      -------            ====

Balance at June 30, 2000      17,683,133    $ 177      $56,128     $(58,222)     $285         $(27)     $(1,659)
                              ==========    =====      =======     ========      ====         ====      =======







     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 28, 2000.

The unaudited condensed consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its subsidiaries and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 2000. The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full year.


NOTE 2 -- RESTRUCTURING CHARGE

On February 26, 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives. In this regard, the primary actions taken include involuntary terminations of selected personnel. Severance packages were offered to 66 employees. This reduction in headcount also led to the Company having excess leased facility space. As a result of these actions, the Company recorded a charge to operations during the three-month period ended March 31, 1999 of $1,896. Of the total amount of this charge, $1,730 was related to severance costs, of which $667 and $181 were paid during the three month periods ended March 31, 1999, and June 30, 1999, respectively, and $166 related to costs of idle facility space, of which $18 and $95 were paid during the three month periods ended March 31, 1999 and June 30, 1999, respectively. Severance benefits in the amount of $216 were paid in the six-month period ended June 30, 2000 with $99 paid in the second quarter and $117 of paid and charged against this reserve in the quarter ended March 31, 2000. The remaining balance of the severance costs is $185, which will be paid in installments over the next eight months. See table below. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

Detail of the restructuring charge is as follows:

                             Severance           Excess
                            & BENEFITS         fACILITIES           TOTAL
                            ----------          ---------           -----
Reserve balances,
December 31, 1999            $     401         $      -         $     401

Cash charges                      (216)               -              (216)
                             ----------        --------         ----------

Reserve balances,
June 30, 2000                $     185         $      -         $     185
                             =========         ========         =========

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

OVERVIEW

      FlexiInternational Software Inc. designs, develops, markets and supports the Flexi Financial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse (FlexiFDW), FlexilnfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. In addition, we recently began marketing our financial management services (FMS) solution, a business process outsourcing (BPO) service that will leverage our suite of accounting products and our expertise in back office processing of accounting data. We found that mid-sized and start-up fast growing companies want to outsource their back office accounting processes while they focus on financial analysis, cash management and the strategic issues of their business.

      Our revenues are currently derived from two sources: software license revenues and service and maintenance revenues. Software license revenues had generally grown as additional applications had been released for general availability and the installed base of customers has increased. However, this trend has reversed in recent years as customers delayed their buying decisions until the uncertainties surrounding the year 2000 were resolved. Service and maintenance revenues growth is depended upon increase in the sale of new software license revenues, which increases our installed base of customers who are paying for maintenance and increases the utilization of our consulting services practice by our customer base for the installation and customization of their newly purchased software.

      Software license revenues include (i) revenues from noncancellable software license agreements entered into between us and our customers with respect to our products, (ii) royalties due us from third parties that distribute our products and, to a lesser extent, (iii) third-party products distributed by us. Software license revenues through our direct sales channel are recognized when persuasive evidence of an arrangement exists, the licensed products have been shipped, fees are fixed and determinable and collectibility is considered probable. Software license royalties earned through our indirect sales channel are recognized as such fees are reported to us. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Significant obligations would include future promises of enhancements and/or modifications that are essential to the product. Revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, which is generally one year. Revenues from training and consulting services are recognized as such services are performed. We do not require collateral for our receivables, and reserves are maintained for potential losses.

      Historically, our revenues have been derived from both domestic sales and international sales, with the international sales comprising 18% of total revenues for the six-month period and 21% of total revenues for the quarter ended June 30, 2000. Our international sales generally have the same cost structure as our domestic sales. A majority of our international sales are denominated in British pounds and an increase in the value of the British pound relative to the currency of the country we are selling the product in, could make our products more expensive and, therefore, potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Factors that May Affect Future Operating Results."

      We evaluate the technological feasibility of all of our products during the software development phase. Because of the complexity of our products, the time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we charge all of our product development expenses to operations in the period incurred.



RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated.



                                                 THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------            -------------------------
                                                   2000                1999               2000               1999
                                                   ----                ----               ----               ----
Revenues:
 Software license                                 35.0%                16.7%              31.4%              19.1%
 Service and maintenance                          65.0%                83.3%              68.6%              80.9%
                                                  -----                -----             -----              -----
     Total revenues                               100.0%               100.0%            100.0%             100.0%
                                                  -----                -----             -----              -----
Cost of revenues:
 Software license                                   1.5%                 2.4%              3.0%               2.0%
 Service and maintenance                           35.4%                50.1%             34.0%              57.8%
                                                  -----                -----             -----              -----
Total cost of revenues                             36.9%                52.5%             37.0%              59.8%
                                                  -----                -----             -----              -----
Gross Profit                                       63.1%                47.5%             63.0%              40.2%
                                                  -----                -----             -----              -----

Operating expenses:
 Sales and marketing                               15.3%                46.7%             13.1%              54.2%
 Product development                               22.4%                48.7%             22.2%              58.1%
 General and administrative                        24.8%                47.0%             27.2%              51.7%
 Goodwill impairment                                 --                107.3%               --               53.4%
 Restructuring charge                                --                   --                --               23.9%
                                                  -----                -----             -----              -----
Total operating expenses                           62.5%               249.7%             62.5%             241.3%
                                                  -----                -----             -----              -----

Operating income (loss)                             0.6%             (202.2)%              0.5%           (201.1)%

Interest income                                      .5%                 0.9%              0.5%               1.8%
Interest expense                                  (0.5)%                (0.7)%            (0.5)%             (0.7)%
                                                  -----                -----             -----              -----
Income (loss) before provision for                  0.0%              (202.0)%             0.5%            (200.0)%
    income taxes

Provision for income taxes                           --                   --                --                 --
                                                  -----                -----             -----              -----
Net income (loss)                                   0.6%              (202.0)%             0.5%            (200.0)%
                                                  =====                =====             =====              =====



     Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 26%, from $3.9 million for the quarter ended June 30, 1999 to $2.9 million for the quarter ended June 30, 2000. Domestic revenues decreased 19% for the quarter ended June 30, 2000 to $2.3 million from $2.9 million in revenue for the quarter ended June 30, 1999. International revenues, those derived from sales outside of the U.S., decreased 43% from $1.1 million for the quarter ended June 30, 1999 to $.6 million for the quarter ended June 30, 2000. Total revenues decreased 18%, from $7.9 million for the six month period ended June 30, 1999 to $6.5 million for the six month period ended June 30, 2000. We believe that the combination of a long sales cycle for our products, coupled with the delays in potential customers' buying decisions as their focus changes from concern over potential Y2K problems to confusion over what capabilities a product they purchase has to have to meet the increasing requirements of e-commerce. We expect our recovery to be restrained as potential customers try to determine what they require in a product to meet their needs in this changing environment.

     Software license revenues increased 54%, to $1.0 million for the quarter ended June 30, 2000 from $0.7 million for the comparable period of the prior year. Software license revenue in the June 2000 quarter included $566,000 of previously deferred income from a former customer, which accounted for approximately 56% of our total software revenue for quarter. For the six-month period, software license revenue increased 35% over the comparable period last year and included revenues from two separate customers that accounted for 52% of the total software revenue. We believe that our software revenues were and will continue to be negatively impacted by the year 2000 acquisition slowdown among large potential customers and confusion over what is required of the software they purchase for them to compete in the new economy. Even though our products have successfully broached the millennium and are web enabled, the normal sales cycle from lead generation to closing averages two to three quarters and can extend to over a year for very large orders.

     We have been trying to bolster our recovery by rebuilding our sales force to focus on increasing our sales channels (such as the previously disclosed agreement with The Freedom Group) and expanding our product offerings to include providing back office processing for mid sized companies requiring BPO & accounting outsourcing services utilizing our software and other internal resources. We believe that the addition of the accounting outsourcing product extension will, over time, provide a solid, consistent and profitable source of revenue that will smooth out some of the current fluctuations of our business. Our intention is develop a new revenue model that will focus on recurring monthly revenue rather than large infrequent sales, as is often the case now. The earliest we can expect to realize revenue from accounting outsourcing is the fourth quarter of the current fiscal year. While we are confident that these actions will ultimately produce a return to consistent and profitable growth in the future, we recognize that this evolution will take several quarters to begin to have a positive impact on operations.

     Service and maintenance revenues decreased 43%, from $3.3 million for the quarter ended June 30, 1999 to $1.9 million for the quarter ended June 30, 2000. For the six-month period, service and maintenance revenue declined 30% from the levels of the prior year. The decrease was primarily attributable to a drop in service revenue due to fewer active client implementations. We do not expect this source of revenue to resume a growth pattern until we resume a stronger pattern of growth in software license fees.

     Cost of Revenues. Our cost of software license revenues consists primarily of the cost of product media, manuals, shipping and the cost of third-party software products distributed by us. Cost of service and maintenance revenues consists of the cost of providing consulting, implementation and training to licensees of our products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software.

     Cost of software license revenues decreased 55%, from $94,000 for the quarter ended June 30, 1999 to $42,000 for the quarter ended June 30, 2000. Cost of software license revenues as a percentage of software license revenues decreased from 14% for the quarter ended June 30, 1999 to 4% for the quarter ended June 30, 2000. The cost of software license revenues for the six-month period increased 23% to $200, which reflects the higher level of revenue in the period. The decrease in cost of software license revenues was primarily due to a decrease in third-party software products distributed by us.

     Cost of service and maintenance revenues decreased 57%, from $2.0 million for the quarter ended June 30, 1999 to $1.0 million for the quarter ended June 30, 2000. For the six-month period these costs were 52% below the comparable period last year. The decrease in the costs of services and maintenance was primarily the result of the increased efficiency realized in providing services in the current year, which is a direct result of the corporate restructuring that took place in the first and second quarters of the prior fiscal year (see
Note 2 to the Consolidated Financial Statements) and a reduced level of installation related service revenue.

     Aggregate operating expenses declined 82% in the quarter ended June 30, 2000 to $1.8 million from $9.8 million in the quarter ended June 30, 1999. For the first six months of 2000 these costs declined 79% to $4.1 million from $19 million the previous year. This reduction in costs is a direct result of the restructuring, noted above, and the aforementioned reduced level of revenues. Comparisons made between either the six-month period or the second quarter of the current fiscal year to the comparable periods of the prior year may not be meaningful because of the restructuring.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 76%, from $1.8 million for the quarter ended June 30, 1999 to $.4 million in the second quarter of the current fiscal year. For the six-month period of the current year, sales and marketing costs are 80% below the levels of last year. Last year's restructuring resulted in a sharp curtailment of our marketing and direct sales efforts to a level consistent with a lower level of new product revenue. We have recently started to increase our investment in sales and marketing to support the expansion of our product line to the accounting outsourcing area, develop a limited and focused direct sales effort and to continue the pursuit of more Flexi Industry Partnership arrangements. In the second quarter of this year, we hired two new sales representatives for our domestic operations and two for our international operations. Additionally, other internal resources have been transferred to strengthen our marketing and sales efforts.

     Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. Product development expenses decreased 66%, from $1.9 million for the quarter ended June 30, 1999 to $.7 million for the quarter ended June 30, 2000 and 69% to $1.4 million for the six-month period. Product development expenses are expected to increase slightly throughout the latter part of the year as we maintain our investment in the core product development area, develop an e-procurement product and further enhance the web enablement of our products.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses decreased 61%, from $1.8 million for the quarter ended June 30, 1999 to $.7 million in the second quarter of fiscal year 2000. For the six-month period ended June 30, 2000, these costs declined 57% to $1.8 million. The general and administrative expenses should stay fairly constant over the next several quarters. We expect to leverage our existing staff to provide the resources for the beginning stages of the accounting outsourcing product and provide additional resources only as committed revenues warrant.

     Goodwill Impairment. During June 1999 management conducted a periodic impairment assessment of the intangible assets resulting from the acquisition of The Dodge Group. As a result of that review, management concluded that an impairment had occurred with the goodwill and a $4.2 million write down of goodwill to a carrying value of $0.3 million was recorded in the second quarter of 1999. Our financial data warehouse products based on existing technologies are expected to continue generating revenue through 2002, and thereafter, be substantially replaced by more advanced technologies currently under development. However, future research and development spending on follow-on technologies will be dependent on management's prioritization of investments under conditions of limited financial resources (see Liquidity and Capital Resources below). As a result, expected future revenue and cash flows from the acquired Dodge business were revised downward significantly, causing the impairment of goodwill.

     Interest Income and Interest Expense. Interest income represents income earned on our cash and cash equivalents. Net interest income was $1,000 for the quarter ended June 30, 2000 versus net income of $10,000 for the comparable period of the prior year. For the six-month period we incurred net interest expense of $1,000 as compared to net interest income of $84,000 last year. This decrease was primarily due to the reduced level of funds invested in the current fiscal year as compared to the prior year. Interest expense represents interest expense on capital equipment leases, and borrowings under the Company's line of credit.

     Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the quarters or six-month periods ended June 30, 2000 or 1999 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently has approximately $44.9 million and $9.2 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2019, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at June30, 2000 were $22.6 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of June 30, 2000 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private placements of our stock to private investors, issuances of convertible promissory notes and loans, equipment financing and traditional borrowing arrangements. In December 1997, we had an initial public offering of our Common Stock, resulting in net proceeds to us of approximately $22.2 million.

     As of June 30, 2000, we had cash and cash equivalents of $0.7 million, a decrease of $1.2 million from December 31, 1999. Our working capital deficit at June 30, 2000 was $4.0 million, compared to $5.2 million at December 31, 1999. Our working capital deficit is primarily the result of deferred revenues of $5.1 and $8.4 at June 30, 2000 and December 31, 1999 respectively. Our operating activities resulted in net cash outflow of $1.3 million for the six months ended June 30, 2000, and resulted primarily from payment of previously accrued liabilities and a reduction of deferred liability.

     While we believe that cash, cash equivalents and cash generated internally by operations, will be sufficient to meet our working capital requirements for at least the next twelve months, we do caution that this is contingent upon our continuing to have substantially breakeven results over the next several quarters. We are currently evaluating financing alternatives, however there can be no assurance that capital will be available to us on favorable terms, or at all.

     Management continues to take actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. However, there can be no assurance that we will be able to reduce costs to a level to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Dependence on Key Personnel. Our success depends substantially on the performance of our executive officers and key employees, including our sales force and software professionals, particularly project managers, software engineers and other senior technical personnel. We are dependent on our ability to attract, retain and motivate high-quality personnel, especially our management, sales staff and highly skilled development team. We do not have employment contracts with any of our key personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. We maintain a key person insurance policy on Stefan R. Bothe, Chief Executive Officer.

     Flexi Industry Partnerships (FIP). We have entered into several long-term agreements where our products are licensed to the end users by a third party. As a result of the reduction in sales and marketing expenditures that were part of last year's restructuring, this sales channel has become critical to our continued success. We have no control over the sales effort put forth by these companies and cannot be guaranteed the extent to which these arrangements will benefit us in the future.

     The Impact on Sales of the Year 2000. Our recovery may be slowed if the delays in potential customers' buying decisions that occurred last year, as result of concerns over the effect that the new millennium (Y2K) may have had on their computer systems, do not return to a normal level of demand for our products.

     Our software is often used for business-critical purposes, and its implementation involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating potential customers about the value of our solutions. Sales of our software products require an extensive education and marketing effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements. A variety of factors, including factors over which we have little or no control, may cause potential customers to favor a competing vendor or to delay or forego a purchase. This is especially true as we offer a new e-procurement solution and further enhanced web capabilities to our existing products. As a result of these or other factors, the sales cycle for our products is long, typically ranging between three and nine months. Due to the length of the sales cycle for our software products, including delays in implementing our software across several functional and geographic areas of an organization, our ability to forecast the timing and amount of specific sales is limited, reliance on our FIP partners who resell our software and the delay or failure to complete one or more large license transactions could have a material adverse effect on our business, financial condition or results of operations.

     Potential Fluctuations in Quarterly Performance; Seasonality. Our revenues and operating results have varied substantially from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of our licensing transactions; the market acceptance of new services, products or product enhancements by us or our competitors; product and price competition; the relative proportions of revenues derived from license fees, services and third-party channels; changes in our operating expenses; personnel changes; the timing of the introduction, and the performance of, our Flexi Industry Partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

     The timing, size and nature of individual licensing transactions are important factors in our quarterly results of operations. Many such transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. In addition, the sales cycles associated with these transactions are subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles and customers' internal approval processes. There can be no assurance that we will be successful in closing such large transactions on a timely basis or at all. Software license revenues under our license agreements are recognized upon delivery and installation of the product and when all significant contractual obligations have been satisfied. Significant obligations would include future promises of enhancements and/or modification that are essential to the product. Delays in the installation of our software, including potential delays associated with contractual enhancements to our software products, could materially adversely affect our quarterly results of operations. In addition, as we derive a significant proportion of total revenues from license revenues, we may realize a disproportionate amount of its revenues and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter. Accordingly, delays in product delivery and installation or in the closing of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Factors that May Affect Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. In addition, you should carefully review the risk factors included in our documents filed from time to time with the Securities and Exchange Commission, including our Annual Report of Form 10-K for the year ended December 31, 1999. We do not assume any obligation to update any of the forward-looking statements we make.



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 1997, Innovative Computing Corporation ("ICC") filed a suit against the Company in federal district court for the Western District of Oklahoma. The complaint alleged breaches by the Company under a software distribution agreement and sought damages equal in amount to any damages that Challenger Motor Freight, a sublicensee of ICC, and a third party to the limitation between ICC and the Company, may recover from ICC. The Company denied the allegations and counter claimed against ICC for breach of contract and violation of the covenant of good faith and fair dealing. In April 2000 ICC and the Company jointly stipulated to the dismissal without prejudice of their respective claims. In May 2000 the court approved this stipulation and dismissed all claims between ICC and the Company without prejudice.

     In August 1998, Client Server Solutions Limited ("CSS") filed a demand for arbitration, asserting claims for commissions of $3.4 million allegedly owing by the Company to CSS pursuant to an international representation agreement between the parties. The Company has denied CSS's allegations. The matter was submitted to arbitration in June 2000 and the proceeding is currently on hold and expected to resume later this year. At this time it is not possible for the Company to determine the likely outcome of the proceeding.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held its Annual Meeting of Stockholders on April 24, 2000 (the "Annual Meeting"). There were represented at the meeting in person or by proxy the holders of 13,635,338 shares of Common Stock, $.01 par value per share, of the Company, out of a total of 17,664,008 shares of Common Stock of the Company issued, outstanding and entitled to vote at the meeting.

     (b) At the Annual Meeting, the stockholders elected Stephan R. Bothe as a Class III director of the Company for a three-year term by a vote of 13,611,723 shares for, out of a total of 13,635,338 shares present in person or by proxy and entitled to vote at the meeting.

     (c) At the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the current fiscal year by a vote of 13,607,998 for, out of a total 13,635,338 present in person or by proxy and entitled to vote at the meeting.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           27.1 Financial Data Schedule for the three months ended
                June 30, 2000.

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

Date: August 10, 2000