Form 10-Q
period 2000-09-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2000-11-13
CIK 1015464

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

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
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


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

                               Yes [X]   No [ ]

As of November 1 there were 17,668,595 shares of FlexiInternational Software, Inc. Common Stock, $.01 par value per share, outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheet............................  3
             Condensed Consolidated Statement of Operations..................  4
             Condensed Consolidated Statement of Cash Flows..................  5
             Condensed Consolidated Statement of Stockholders' Deficit.......  6
             Notes to Condensed Consolidated Financial Statements............  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........... 13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 13
Item 2.  Changes in Securities and Use of Proceeds........................... 13
Item 3.  Default upon Senior Securities...................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders................. 14
Item 5.  Other Information .................................................. 14
Item 6.  Exhibits and Reports on Form 8-K.................................... 14
         SIGNATURE........................................................... 14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2000           1999
                                                         ------------    -----------
                                                           unaudited       audited
         ASSETS
Current assets:
  Cash and cash equivalents                               $  1,481         $  1,874
  Accounts receivable, net of allowance for doubtful
    accounts of $616 and $843, respectively                  2,168            6,155
  Prepaid expenses and other current assets                    461              477
                                                          --------         --------
        Total current assets                                 4,110            8,506

Property and equipment at cost, net of accumulated
  depreciation and amortization of $4,357
  and $3,714, respectively                                   1,011            1,663
Acquired software, net of accumulated amortization
  of $500 and $216, respectively                             1,228            1,512
Goodwill, net of accumulated amortization of $5,475
  and $5,430 respectively                                      192              237
Other assets                                                   160              154
                                                          --------         --------
        Total assets                                      $  6,701         $ 12,072
                                                          ========         ========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                        $  1,915         $  1,657
  Accrued commissions                                          268              387
  Accrued restructuring costs                                  106              401
  Accrued expenses - other                                     368            2,272
  Current portion of capital lease obligations                 666              578
  Deferred revenues                                          4,645            8,408
                                                          --------         --------
        Total current liabilities                            7,968           13,703
Long-term portion of capital lease obligations                 327              287
                                                          --------         --------
        Total liabilities                                    8,295           13,990
                                                          --------         --------

Stockholders' deficit:
  Common stock; $.01 par value; 50,000,000 shares
    authorized; issued shares - 17,683,133 as of
    the end of both periods and outstanding shares -
    17,668,595 and 17,664,008,  respectively                   177              177
  Additional paid-in capital                                56,128           56,128
  Accumulated deficit                                      (58,165)         (58,251)
  Other comprehensive income                                   293               63
  Common stock in treasury at cost - 14,538
    and 19,125 shares, respectively                            (27)             (35)
                                                          --------         --------
        Total stockholders' deficit                         (1,594)          (1,918)
                                                          --------         --------
        Total liabilities and stockholders' deficit       $  6,701         $ 12,072
                                                          ========         ========



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                         ------------------    -------------------
                                           2000       1999       2000      1999
                                         -------    -------    -------    --------
Revenues:

 Software license                        $   769    $   294    $ 2,815    $  1,806
 Service and maintenance                   2,033      3,281      6,511       9,692
                                         -------    -------    -------    --------
     Total revenues                        2,802      3,575      9,326      11,498
                                         -------    -------    -------    --------
Cost of revenues:
 Software license                            144        428        306         228
 Service and maintenance                     649      1,516      2,865       6,091
                                         -------    -------    -------    --------
Total cost of revenues                       877      1,660      3,293       6,397
                                         -------    -------    -------    --------
Gross Profit                               1,925      1,915      6,033       5,101
                                         -------    -------    -------    --------

Operating expenses:
 Sales and marketing                         380      1,002      1,233       5,300
 Product development                         529      1,393      1,978       5,997
 General and administrative                  960      1,585      2,731       5,685
 Goodwill impairment                          --         --         --       4,224
 Restructuring charge                         --        (72)        --       1,824
                                         -------    -------    -------    --------
Total operating expenses                   1,869      3,908      5,942      23,030
                                         -------    -------    -------    --------
Operating income (loss)                       56     (1,993)        91     (17,929)
Interest income                                9         12         40         153
Interest expense                             (14)       (42)       (45)        (99)
                                         -------    -------    -------    --------
Income (loss) before provision for
  income taxes                                51     (2,023)        86      (17875)
Provision for income taxes                    --         --         --          --
                                         -------    -------    -------    --------
Net income (loss)                        $    51    $(2,023)   $    86    $(17,875)
                                         =======    =======    =======    ========
Net income (loss) per share:
 Basic                                   $  0.00    $ (0.12)   $  0.00    $  (1.03)
 Diluted                                 $  0.00    $ (0.12)   $  0.00    $  (1.03)
Weighted average shares:
 Basic                                    17,669     17,361     17,665      17,338
 Diluted                                  17,919     17,361     17,996      17,326






     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               -------------------
                                                                2000        1999
                                                               -------    --------
Cash flows from operating activities:
Net income (loss)                                              $    86    $(17,875)
Non-cash items included:
   Depreciation and amortization                                   972       1,953
   Goodwill impairment                                            --         4,224
   Provision for doubtful accounts                                 180       1,201
   Loss on disposal of assets                                       14        --
Change in operating accounts:
   Accounts receivable                                           3,808       3,277
   Prepaid expenses and other assets                                16         458

   Accounts payable and accrued expenses                        (1,764)     (3,092)
   Accrued restructuring                                          (295)        530
   Deferred revenue                                             (3,764)      1,433
                                                               -------    --------
Net cash used in operating activities                             (747)     (7,891)
                                                               -------    --------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                   --            29
   Purchase of property and equipment                              (12)       (629)
                                                               -------    --------
Net cash used in investing activities                              (12)       (600)
                                                               -------    --------

Cash flows from financing activities:
  Sale of short-term investments                                  --         3,000
  Proceeds from exercise of stock options and warrants            --             4
  Proceeds from employee stock purchase plan                         8          61
  Proceeds from (payments of) capital lease obligations            128        (446)
                                                               -------    --------
Net cash provided by financing activities                          136       2,619
                                                               -------    --------

Effect of exchange rate changes on cash                            230          85
                                                               -------    --------

Decrease in cash and cash equivalents                             (393)     (5,787)
Cash and cash equivalents at beginning of period                 1,874       7,876
                                                               -------    --------
Cash and cash equivalents at end of period                     $ 1,481    $  2,089
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

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                     Common Stock     Additional                  Other                     Total
                                  ------------------   paid-in    Accumulated  comprehensive  Treasury  stockholders'  Comprehensive
                                    Shares    Amount   capital      deficit       income        Stock      Deficit         Income
                                  ----------  ------  ----------  -----------  -------------  --------  ------------   -------------

Balance at December 31, 1999      17,683,133   $177     $56,128     $(58,251)       $ 63        $(35)      $(1,918)
  Shares issued for stock plan            --     --          --            8
  Net income                              --     --          --           86          --          --             86          $ 86
  Currency translation adjustment         --     --          --           --         230          --            230           230
                                                                                                                             ----
  Comprehensive income                    --     --          --           --          --          --            --           $316
                                  ----------   ----     -------     --------        ----        ----       -------           ====
Balance at September 30, 2000     17,683,133   $177     $56,128     $(58,165)       $293        $(27)      $(1,594)
                                  ==========   ====     =======     ========        ====        ====       =======












     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (THOUSANDS, EXCEPT PER SHARE DATA)

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

The unaudited condensed consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its subsidiaries and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 2000. The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

NOTE 2 - RESTRUCTURING CHARGE

On February 26, 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives. In this regard, the primary actions taken include involuntary terminations of selected personnel. Severance packages were offered to 66 employees. This reduction in headcount also led to the Company having excess leased facility space. As a result of these actions, the Company recorded a charge to operations during the three-month period ended March 31, 1999 of $1,896. Of the total amount of this charge, $1,730 was related to severance costs, of which $667 and $181 were paid during the three month periods ended March 31, 1999, and June 30, 1999, respectively, and $166 related to costs of idle facility space, of which $18 and $95 were paid during the three month periods ended March 31, 1999 and June 30, 1999, respectively. Severance benefits in the amount of $295 were paid in the nine-month period ended September 30, 2000 with $79 paid and charged against this reserve in the quarter ended September 30, 2000. The remaining balance of the severance costs is $106, which will be paid in installments over the next four months. See table below. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

Detail of the restructuring charge is as follows:


                                             Severance
                                            & Benefits
                                            ----------
Reserve balances,
December 31, 1999                              $ 401
Cash charges                                    (295)
                                               -----
Reserve balances,
September 30, 2000                             $ 106
                                               =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. For example, we have made forward-looking statements with respect to our future revenue growth herein. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Factors that May Affect Future Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. In addition, you should carefully review the risk factors included in our documents filed from time to time with the Securities and Exchange Commission, including our Annual Report of Form 10-K for the year ended December 31, 1999. We do not assume any obligation to update any of the forward-looking statements we make.

OVERVIEW

     FlexiInternational Software Inc. designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, FlexiFinancial Datawarehouse (FlexiFDW), FlexilnfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. In addition, we recently began marketing our Financial Management Services (FMS) solution, a business process outsourcing (BPO) service designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and start-up fast growing companies want to outsource their back office accounting processes while they focus on financial analysis, cash management and the strategic issues of their business.

     Software license revenues include (i) revenues from noncancellable software license agreements entered into between our customers and us with respect to our products, (ii) royalties due us from third parties that distribute our products and, to a lesser extent, (iii) third-party products distributed by us. Software license royalties earned through our indirect sales channel are recognized as such fees are reported to us. Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Significant obligations would include future promises of enhancements and/or modifications that are essential to the product. Revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, which is generally one year. Revenues from training and consulting services are recognized as such services are performed. We do not require collateral for our receivables, and reserves are maintained for potential losses.

     Historically, our revenues have been derived from both domestic sales and international sales, with the international sales comprising 19% of total revenues for the three-month period and 21% of total revenues for the quarter ended September 30, 2000. Our international sales generally have the same cost structure as our domestic sales. The majority of our international sales are transacted in British pounds sterling and an increase in the value of the British pound relative to the currency of the country in which we are selling our product, could make our products more expensive and potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Factors that May Affect Future Operating Results."

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.


                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                        ------------------      -----------------
                                                         2000        1999        2000       1999
                                                        ------      ------      ------     ------
Revenues:
 Software license                                        27.4%       30.2%       18.6%       8.2%
 Service and maintenance                                 72.6%       91.8%       69.8%      81.4%
                                                        -----       -----       -----      -----
     Total revenues                                     100.0%      100.0%      100.0%     100.0%
                                                        -----       -----       -----      -----
Cost of revenues:
 Software license                                         8.1%        4.0%        4.6%       2.7%
 Service and maintenance                                 23.2%       42.4%       30.7%      53.0%
                                                        -----       -----       -----      -----
Total cost of revenues                                   31.3%       46.4%       35.3%      55.7%
                                                        -----       -----       -----      -----
Gross Profit                                             68.7%       53.6%       64.7%      44.3%
                                                        -----       -----       -----      -----
Operating expenses:
 Sales and marketing                                     13.6%       28.0%       13.2%      46.1%
 Product development                                     18.8%       39.0%       21.2%      52.2%
 General and administrative                              34.3%       44.3%       29.3%      49.4%
 Goodwill impairment                                       --          --          --       36.7%
 Restructuring charge                                      --        (2.0)%        --       15.9%
                                                        -----       -----       -----      -----
Total operating expenses                                 66.7%      109.3%       63.7%     200.3%
                                                        -----       -----       -----      -----
Operating income (loss)                                   2.0%      (55.7)%       1.0%    (156.0)%
Interest income                                            .3%        0.3%        0.4%       1.4%
Interest expense                                         (0.5)%      (1.2)%      (0.5)%     (1.0)%
                                                        -----       -----       -----      -----
Income (loss) before provision for income taxes           1.8%      (56.6)%       0.9%    (155.6)%
Provision for income taxes                                 --          --          --         --
                                                        -----       -----       -----      -----
Net income (loss)                                         1.8%      (56.6)%       0.9%    (155.6)%
                                                        =====       =====       =====     ======


     Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 22%, from $3.6 million for the quarter ended September 30, 1999 to $2.8 million for the quarter ended September 30, 2000. Domestic revenues decreased 19% for the quarter ended September 30, 2000 to $2.2 million from $2.7 million in revenue for the quarter ended September 30, 1999. International revenues, those derived from sales outside of the U.S., decreased 33% from $.9 million for the quarter ended September 30, 1999 to $.6 million for the quarter ended September 30, 2000. Total revenues decreased 19%; from $11.5 million for the nine month period ended September 30, 1999 to $9.3 million for the nine-month period ended September 30, 2000. We believe that the decreases in our revenues are a result of a long sales cycle for our products coupled with the delays in potential customers' buying decisions as their focus changes from concern over potential Y2K problems to confusion over what capabilities a product they purchase has to have to meet the increasing requirements of e-commerce. We expect our recovery to be restrained as potential customers try to determine what they require in a product to meet their needs in this changing environment.

     Software license revenues increased 166%, to $.8 million for the quarter ended September 30, 2000 from $0.3 million for the comparable period of the prior year. Software license revenue in the September 2000 quarter included $0.5 million of revenue from one customer, which accounted for approximately 65% of our total software revenue for the quarter. Software license revenue for the nine months ended September 30, 2000 included $566,000 of previously deferred income from a former customer, which accounted for approximately 20% of total year to date software revenue. For the nine-month period, software license revenue increased 56% over the comparable period last year and included revenues from three separate customers that accounted for 73% of the total software revenue. The normal sales cycle from lead generation to closing averages two to three quarters and can extend to over a year for very large orders.

     We are restructuring our sales force to focus on increasing our sales channels (such as the previously disclosed agreement with The Freedom Group) and expanding our product offerings to include providing back office accounting processing for mid sized companies requiring BPO & accounting outsourcing services that will use our software and other internal resources. We believe that the addition of the accounting outsourcing service will, over time, provide recurring monthly revenue rather than large infrequent sales, as is often the case now. The earliest we can expect to realize revenue from accounting outsourcing is the fourth quarter of the current fiscal year. While we are confident that these actions will ultimately produce a return to consistent and profitable growth in the future, we recognize that this evolution will take several quarters to have a positive impact on revenues.

     Service and maintenance revenues decreased 38%, from $3.3 million for the quarter ended September 30, 1999 to $2.0 million for the quarter ended September 30, 2000. For the nine-month period, service and maintenance revenue declined 33% from the levels of the prior year. The decrease was primarily attributable to a drop in service revenue due to fewer active client implementations. We expect this source of revenue to grow as software license fees increase.

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

     Cost of software license revenues increased 55%, from $0.1 million for the quarter ended September 30, 1999 to $0.2 million for the quarter ended September 30, 2000. Cost of software license revenues as a percentage of software license revenues decreased from 49% for the quarter ended September 30, 1999 to 30% for the quarter ended September 30, 2000. The cost of software license revenues for the nine-month period increased 40% to $428,000, which reflects the higher level of revenue in the period. The increase in cost of software license revenues was primarily due to an increase in third-party software products distributed by us.

     Cost of service and maintenance revenues decreased 57%, from $1.5 million for the quarter ended September 30, 1999 to $.6 million for the quarter ended September 30, 2000. For the nine-month period these costs were 53% below the comparable period last year. The decrease in the costs of services and maintenance was primarily the result of the increased efficiency realized in providing services in the current year, which is a direct result of the corporate restructuring that took place in the first and second quarters of the prior fiscal year (see Note 2 to the Consolidated Financial Statements) and a reduced level of installation related service revenue.

     Operating Expenses. Aggregate operating expenses declined 52% in the quarter ended September 30, 2000 to $1.9 million from $3.9 million in the quarter ended September 30, 1999. For the first nine months of 2000 these costs declined 74% to $5.9 million from $23 million the previous year. This reduction in costs is a direct result of the restructuring, noted above, and the aforementioned reduced level of revenues. Comparisons made between either the nine-month period or the third quarter of the current fiscal year to the comparable periods of the prior year may not be meaningful because of the restructuring.

     Sales and marketing expenses consisted primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 60%, from $1.0 million for the quarter ended September 30, 1999 to $.4 million in the third quarter of the current fiscal year. For the nine-month period of the current year, sales and marketing costs were 77% below the levels of last year. Last year's restructuring resulted in a sharp curtailment of our marketing and direct sales efforts to a level consistent with a lower level of new product revenue. We have recently started to increase our investment in sales and marketing to support the expansion of our product line to the accounting outsourcing area, develop a limited and focused direct sales effort and to continue the pursuit of more Flexi Industry Partnership arrangements. In the second quarter of this year, we hired two new sales representatives for our domestic operations and two for our international operations. Additionally, other internal resources have been transferred to strengthen our marketing and sales efforts.

     Product development expenses include software development costs and consist primarily of engineering personnel costs. Product development expenses decreased 62%, from $1.4 million for the quarter ended September 30, 1999 to $.5 million for the quarter ended September 30, 2000 and 67%, from $0.6 million to $2.0 million for the nine-month period. Product development expenses are expected to increase slightly throughout the latter part of the year as we maintain our investment in the core product development area, continue to develop an e-procurement product and further enhance the web enablement of our products.

     General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses decreased 39%, from $1.6 million for the quarter ended September 30, 1999 to $1.0 million in the third quarter of fiscal year 2000. For the nine-month period ended September 30, 2000, these costs declined 52% to $2.7 million. The general and administrative expenses should stay fairly constant over the next several quarters. We expect to leverage our existing staff to provide the resources for the beginning stages of the accounting outsourcing product and provide additional resources only as committed revenues warrant.

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

     Interest Income and Interest Expense. Interest income represents income earned on our cash and cash equivalents. Net interest expense was $5,000 for the quarter ended September 30, 2000 versus net expense of $30,000 for the comparable period of the prior year. For the nine-month period we incurred net interest expense of $5,000 as compared to net interest income of $54,000 last year. These decreases were primarily due to the reduced level of funds invested in the current fiscal year as compared to the prior year. Interest expense represents interest expense on capital equipment leases, and borrowings under the Company's line of credit.

     Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the quarters or nine-month periods ended September 30, 2000 or 1999 due to the operating loss carry-forwards from prior periods.

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

     As of September 30, 2000, we had cash and cash equivalents of $1.5 million, a decrease of $.4 million from December 31, 1999. Our working capital deficit at September 30, 2000 was $3.9 million, compared to $5.2 million at December 31, 1999. Our working capital deficit is primarily the result of deferred revenues of $4.6 and $8.4 at September 30, 2000 and December 31, 1999 respectively. Our operating activities resulted in net cash outflow of $.7 million for the nine months ended September 30, 2000, and resulted primarily from payment of previously accrued liabilities and a reduction of deferred liabilities.

     While we believe that cash, cash equivalents and cash generated internally by operations, will be sufficient to meet our working capital requirements for at least the next twelve months, we do caution that this is contingent upon our continuing to have substantially breakeven results over the next several quarters. We are currently evaluating financing alternatives; however, there can be no assurance that capital will be available to us on favorable terms, or at all.

     Management continues to take actions to reduce costs in response to lower revenues and is prepared to take further action, if necessary, to remain competitive in the marketplace. However, there can be no assurance that we will be able to reduce costs to appropriately respond to competitive pressures or to obtain additional funding. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amounts of liabilities that might result from the outcome of this uncertainty.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Our future operating results remain difficult to predict. We continue to face many risks and uncertainties, which could affect our operating results, including, without limitation, those described below.

     We Depend on a Limited Number of Key Personnel. Our success depends substantially on the performance of our executive officers and key employees, including our sales force and software professionals, particularly project managers, software engineers and other senior technical personnel. We are dependent on our ability to attract, retain and motivate high-quality personnel, especially our management, sales staff and highly skilled development team.

We do not have employment contracts with any of our key personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. We maintain a key person insurance policy on Stefan R. Bothe, Chief Executive Officer.

     We Rely on Flexi Industry Partnerships (FIP). We have entered into several long-term agreements where our products are licensed to end-users by a third party. As a result of the reduction in sales and marketing expenditures that were part of last year's restructuring, this sales channel has become critical to our continued success. We have no control over the sales effort put forth by these companies and cannot be guaranteed the extent to which these arrangements will benefit us in the future.

     Residual Impact on Sales from the Year 2000 Concerns. Income, sales and demand may not return to prior levels following the slowdown in orders that occurred last year as a result of Y2K concerns in the last fiscal year. Our software is often used for business-critical purposes, and its implementation involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them about the value of our solutions. Sales of our software products require an extensive education and marketing effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements. As a result of these or other factors, the sales cycle for our products is long, typically ranging between three and nine months. The length of the sales cycle for our software products, delays in implementing our software across several functional and geographic areas of an organization, reliance on our FIP partners who resell our software and the delay or failure to complete one or more large license transactions limit our ability to forecast the timing and amount of specific sales and could have a material adverse effect on our business, financial condition or results of operations.

     Our Quarterly Revenues and Operating Results are Likely to Vary. Our revenues and operating results have varied substantially from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of our licensing transactions; the market acceptance of new services, products or product enhancements by us or our competitors; product and price competition; the relative proportions of revenues derived from license fees, services and third-party channels; changes in our operating expenses; personnel changes; the timing of the introduction, and the performance of, our Flexi Industry Partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


In August 1998, Client Server Solutions Limited ("CSS") filed a demand for arbitration, asserting claims for commissions of $3.4 million allegedly owing by the Company to CSS pursuant to an international representation agreement between the parties. The Company has denied CSS's allegations. The matter was submitted to arbitration in June 2000 and the proceedings are not expected to conclude prior to the end of 2000.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27.1 Financial Data Schedule for the nine months ended September 30, 2000.

         (b)   Reports on Form 8-K

               None




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FLEXIINTERNATIONAL SOFTWARE, INC.



                                      By: /s/ Stefan R. Bothe
                                          -------------------------------------
                                          Stefan R. Bothe,
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date: November 13, 2000