Form 10-K
period 2000-12-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2001-04-02
CIK 1015464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 000-23453

                       FLEXIINTERNATIONAL SOFTWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                 06-1309427
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
              or Organization)                                No.)

      TWO ENTERPRISE DRIVE, SHELTON, CT                       06484
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

     The aggregate market value of the common equity held by non-affiliates of the Registrant, based upon the closing sales price of Common Stock, par value $0.01 per share, on March 1, 2001 as reported on the Nasdaq National Market, was approximately $2.1 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant has no shares of non-voting Common Stock authorized or outstanding.

     As of March 1, 2001, the Registrant had 17,674,757 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held on Monday, May 1, 2001 (the "2001 Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2000, are incorporated by reference in Items 10, 11, and 12 of Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2001 Proxy Statement expressly incorporated by reference into this Annual Report on Form 10-K, such document shall not be deemed filed as a part of this Form 10-K.

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. For example, we have made forward-looking statements with respect to our future revenue growth herein. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Certain Factors that May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K. In addition, you should carefully review the risk factors included in our documents filed from time to time with the Securities and Exchange Commission, including our Annual Report of Form 10-K for the year ended December 31, 1999 and our Quarterly Reports on Form 10-Q. In addition, from time to time we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

                                   FORM 10-K
                               2001 ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.
Item 1.     Business....................................................     1
Item 2.     Properties..................................................     4
Item 3.     Legal Proceedings...........................................     4
Item 4.     Submission of Matters to a Vote of Security Holders.........     5
Item 4A     Executive Officers of the Registrant........................     5

PART II.
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................     6
Item 6.     Selected Consolidated Financial Data........................     7
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     8
Item 7A     Quantitative and Qualitative Disclosure about Market Risk...    19
Item 8.     Financial Statements and Supplementary Data.................    20
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    43

PART III.
Item 10.    Directors and Executive Officers of the Registrant..........    43
Item 11.    Executive Compensation......................................    43
Item 12     Security Ownership of Certain Beneficial Owners and
            Management..................................................    43
Item 13.    Certain Relationships and Related Transactions..............    43

PART IV.
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    44

            Signatures..................................................    45

            Exhibit Index...............................................    46

     FlexiFinancials, FlexiLedger, FlexiPayables and FlexiReceivables are registered trademarks, and the Flexi logo, FlexiAnalysis, FlexiObjects, FlexiWorkFlow, FlexiActiveXControls, FlexiAssets, FlexiCenter, FlexiDB, FlexiDesigner, FlexiDeveloper, FlexiFDW, FlexiInternational, FlexiInventory, FlexiProjects, FlexiPurchasing, FlexiSecure, FlexiFRE, FlexiXL, FlexiOpenAccess, Flexi.Com, FlexiQuery, FlexiBatch, FlexiNet, FlexiWriter, justaboutbiz, FlexiDistribute and FlexiTools are trademarks of FlexiInternational Software, Inc. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     FlexiInternational Software, Inc. ("Flexi" or the "Company") was organized as a Connecticut corporation in 1990 and reincorporated in Delaware in 1993. Flexi designs, develops, markets and supports the Flexi family of financial application software and related applications and tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse, FlexiInfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. Flexi believes that its solution distributed, object-oriented, component-based architecture provides significant advantages over traditional financial accounting software, including greater transaction throughput and scalability, ease of implementation, modification and use, and reduced cost of ownership. In addition, Flexi recently began marketing a financial management services ("FMS") solution, a business process outsourcing ("BPO") service that will leverage Flexi's suite of accounting products and Flexi's expertise in back office processing of accounting data. The Company believes that mid-sized and start-up fast growing companies desire to outsource their back office accounting processes while they focus on financial analysis, cash management and the strategic issues of their business.

     Flexi products are designed to support new technologies as they develop, including the Internet and corporate intranets, can be modified quickly and efficiently by users to create tailored business solutions and can seamlessly integrate with new applications to support evolving business processes.

     Rapidly changing market conditions and intensifying competitive pressures have in recent years increased the need for highly functional, flexible financial accounting systems. The systems must have sufficient performance and adaptability to continue to provide timely and accurate information as organizations change business processes to meet evolving market and operational requirements. This is particularly true for organizations experiencing rapid growth in dynamic markets, and for multinational organizations, which face the complex task of managing financial information in multiple tax jurisdictions, currencies and languages. Furthermore, large organizations require financial accounting systems that offer broad functionality across dispersed locations and workgroups. These functional and technological requirements are especially critical in businesses centered around the timely collection, analysis and dissemination of vast amounts of numerical information, such as banking, insurance and other financial services organizations, as well as healthcare and technology organizations.

     A new generation of object-oriented, component-based technology has evolved in recent years to address many of the limitations associated with legacy client/server solutions and to support the efficient use of the Internet as an integral part of financial accounting solutions. Object-oriented development methodologies facilitate the reuse of application logic to adapt to changing technological and accounting requirements. Component-based architecture allows the timely creation of tailored business solutions by simplifying and shortening the integration of software applications from multiple sources and facilitating use of applications over the Internet. The FlexiNet product facilitates the transition of certain functionality of our products to the Internet, which will take advantage of more cost effective processing. Additionally, the distributed model of computing, in which processing logic resides at the appropriate level within a client/server architecture, has created the potential for a higher degree of functionality, flexibility and scalability than available with legacy client/server or mainframe systems. The advantages inherent in these new technologies have led many vendors of legacy client/server solutions, including our principal competitors, to announce their intention to transition to these new technologies -- often at the cost of replacing or rewriting their current products.

     Flexi believes that its solution is particularly suited for adoption by users with sophisticated financial accounting requirements and intends to continue to target its sales and marketing efforts at such users. However in 2001 we will expand our product offering of FMS and some business reengineering. Flexi expects to offer FMS to the mid-market sector in various select industries. Our sales channel will consist of both direct and indirect distribution with greater emphasis placed on indirect distribution. We believe that there is a significant market for the advanced functionality of our products and we will exploit this both domestically and internationally. Our indirect sales channel consists of resellers ("Flexi Industry Partners" or "FIPs") that address select vertical markets and international distributors. We currently have relationships with FIPs in the healthcare and insurance industries. In addition, we have international distributors in Hong Kong and Japan and we expect to establish additional distributorships to complement our direct sales force and FIPs to provide penetration into additional geographic and vertical markets. Our customers include Citibank, N.A., Mutual of America, Skandinaviska Enskilda Banken, Netstock Direct, Unitil, Lloyds Treasury, Credit Lyonnais, Abbey National Bank, Nomura International, RMB- South Africa and Washington Mutual.

     Flexi's goal is to establish itself as a global provider in the mid market financial accounting software and outsourcing market. Key elements of our strategy include: (i) to extend technological leadership by continuing to invest in research and development to strengthen the Flexi financial accounting solution delivery over the Internet; (ii) to continue to target the solution to users with sophisticated financial accounting requirements; (iii) to deliver a reduced overall cost of ownership of financial accounting systems to current and prospective customers; (iv) to leverage strategic relationships with key FIPs in target industries and regional accounting firms for FMS; and (v) to expand indirect sales and distribution capabilities both in the U.S. and internationally.

PRODUCTS

     The Flexi solution, FlexiFinancial Enterprice Suite, is an integrated set of financial accounting applications, together with related information applications and development tools, that address the needs of users with sophisticated financial accounting requirements, while being easily customized and supporting the latest technologies as they evolve. The following table provides selected information relating to our three core families of products:
FlexiFinancials financial accounting systems, Flexi Financial Datawarehouse ("FlexiFDW") product and FlexiTools development, customization and integration tools. All of our products can operate on a fully integrated basis, be licensed separately for use on a stand-alone basis or for integration with products from third-party vendors, or purchased for use in outsourced environments.

                  COMMERCIAL               COMMERCIAL                           COMMERCIAL
FLEXIFINANCIALS  INTRODUCTION   FLEXIFDW  INTRODUCTION        FLEXITOOLS       INTRODUCTION
---------------  ------------   --------  ------------   --------------------  ------------
FlexiLedger          1993       FlexiFDW      1998       FlexiControl              1993
FlexiPayables        1994       FlexiFRE      1998       FlexiCenter               1994
FlexiReceivables     1995                                FlexiDeveloper            1994
FlexiPurchasing      1996                                FlexiDB                   1996
FlexiAssets          1997                                FlexiDesigner             1996
FlexiProjects        1999                                FlexiActiveXControls      1997
                                                         FlexiFIRE                 1998

  FlexiFinancials

     - FlexiLedger. FlexiLedger, the general ledger module for FlexiFinancials, provides the functionality required for users with sophisticated financial accounting requirements, including the ability to support unlimited number of currencies including Euro, multicurrency accounts and multicurrency sets of books; multi-company consolidations; user-defined subledgers; flexible account validation; sophisticated summarization and allocation structure; daily and monthly closing cycles, as well as other normal ledger functions, with levels of security traditionally associated with mainframes.

     - FlexiPayables. FlexiPayables is an accounts payable module that supports centralized and decentralized accounts payable processing through sophisticated operation and accounting security controls, while supporting the generation of invoices and payment authorizations automatically routed for approval. Users have the flexibility to establish payment rules, terms for payment, cash management, and expense control and vendor management.

     - FlexiReceivables. FlexiReceivables is an accounts receivable module that supports automatic cash application, invoice aging and discounts, as well as flexible rules for account group, payment schedule commission and other terms. It can be easily configured to define multiple account distribution or multiple-company accounting for management of receivables across large organizations.

     - FlexiPurchasing. FlexiPurchasing is a dynamic purchasing management module that tracks purchases from requisition to purchase order to invoicing, as well as delivery and storage, including data ranging from discount levels to receipt and acceptance of goods. Users can define, among other items, management approval levels, all relevant report information and payment terms.

     - FlexiAssets. FlexiAssets is a fixed-asset module for controlling and tracking the physical location of all assets, while providing depreciation calculations on a fully automated basis. The user can maintain records on an unlimited number of assets. FlexiAssets permits the user to choose depreciation methods, and to maintain multiple sets of records to satisfy GAAP and federal, state and local property tax reporting requirements.

     - FlexiProjects. FlexiProjects, a recent addition to the FlexiFinancials integrated suite of accounting applications, allows for the management of costs for any type of capital project, whether it's software development, building a new facility, or building improvements. FlexiProjects stores, tracks and analyzes all project costs and insures that project information is always reconciled with general ledger, purchasing, and other financial data.

  Flexi Financial Datawarehouse

     The ability to produce in-depth management reports on the various aspects of a business is crucial. FlexiFDW is a high-performance financial and operational tool for performing analysis with multi-dimensional roll-ups, and drill-down and multi-currency capabilities. It creates a single repository of financial and operational information for the user. It processes data according to customer defined accounting and financial rules and offers a unified view of a company's entire operation, giving the user the information on profitability, risk, and new opportunities. It provides this visibility through a flexible data model.

     Fully Euro compliant, FlexiFDW features an open client/server architecture and uses an event-driven model to organize and track information. It processes, reconciles, standardizes and reports information based on the business or accounting rules established by the user in the Flexi Financial Rules Engine or some other type of rules engine. FlexiFDW accepts information directly from the user's organization's source systems -- regardless of their age, complexity, or number.

     FlexiFRE provides an efficient, effective way to clean, validate, enrich and transform data from an organization's source systems. It creates a single, standardized layer between front- and back-office source systems and a data warehouse or back-end reporting systems. Just as important, it enables the user to use a graphical interface to build your organization's business logic directly into the data capture process.

  FlexiTools

     FlexiTools are development and customization tools based on the open technologies that permit users to take advantage of the object-oriented, component-based architecture of our systems to accommodate their unique requirements in a timely and cost-effective manner. We believe that FlexiTools increase the flexibility of our products and facilitates seamless integration with customer applications.

     - FlexiDeveloper, FlexiDesigner and FlexiDB provide users with the flexibility to extend Flexi applications and customize the interface and database definitions. With these tools, customers may add additional fields to any table, modify the attributes of a currently existing database or customize their graphical user interface. Each customer has a high degree of flexibility regarding screen or menu structure. Through the revision control feature, subsequent updates may be easily applied without overriding customized modifications.

     - FlexiControl permits users to define and manage system-wide controls, such as security and server based processing.

     - FlexiCenter is a diagnostics tool that allows for quick and efficient support of customers.

     - FlexiActiveXControls allows customers to create interfaces between any Windows-based applications supporting COM (Component Object Model) interface and FlexiFinancials modules, as well as to develop custom interfaces for many FlexiFinancials processes using industry standard tools, such as Visual Basic, Internet browser and Microsoft Office applications.

     - FlexiFIRE delivers high performance server-based reporting engine. The application is extremely flexible in its inquiry capabilities and can be used with all FlexiEnterpriseSuite applications as well as with other relational databases for various software packages.

INTERNATIONAL ACQUISITIONS/OPERATIONS

     In June 1998 Flexi acquired The Dodge Group, a company specializing in financial data warehouse solutions having it principal offices in the United Kingdom. Flexi believes that the acquisition of The Dodge Group has given Flexi a presence in the United Kingdom's banking and financial services industry and has helped Flexi to continue to maintain an international presence. During the years ended December 31, 2000, 1999, and 1998, the Company's international revenues were approximately 18.9%, 31.0%, and 30.4% of total revenues, respectively. The Company presently has customers in North and South America, Europe, Asia, Africa and Australia.

CUSTOMERS

     Flexi's customers include a wide range of financial institutions and other organizations that require a high level of functionality from their financial accounting software, including banks, insurance companies and other financial services firms, as well as organizations in other industries such as healthcare and technology. In each of the years ended December 31, 2000, 1999, and 1998, two customers represented 10% or more of the Company's total revenues, or an aggregate of 38.2%, 39.0% and 31.7% of total revenues, respectively. The two customers who each made up greater than 10% of the Company's revenue for the year ended December 31, 2000, were Citigroup and McKesson/HBOC.

EMPLOYEES

     As of December 31, 2000, Flexi had 58 employees, 46 domestically and 12 internationally.

ITEM 2.  PROPERTIES

     Flexi is headquartered at Two Enterprise Drive, Shelton, Connecticut 06484, where it leases approximately 9,697 square feet under a lease expiring in June 2003. In addition, Flexi maintains approximately 2,700 square feet of leased office space in Bonita Springs, Florida, under a lease expiring in 2001 and 3,500 square feet in London, United Kingdom, under a lease expiring in 2005. Flexi believes that its leased space is sufficient for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     On August 24, 1998, Client Server Solutions Limited ("CSS") filed a demand for arbitration asserting claims for commissions allegedly owed by the Company to CSS pursuant to an international representation agreement between the Company and CSS. The Company filed an answering statement in response to the demand for arbitration. An attempt to mediate this matter was unsuccessful, and the matter proceeded to a hearing which concluded on December 14, 2000. Both parties have filed briefs and responses, and the matter is awaiting a decision.

     The Company is also a party to various disputes and proceedings arising from the ordinary course of general business activities. Depending on the amount and the timing, an unfavorable resolution of some or all these matters could materially adversely affect the Company's future results of operations or cash flows in a particular period and its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2000 there were no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are the executive officers of Flexi as of February 2001:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Stefan R. Bothe........................  52    Chairman of the Board and Chief
                                               Executive Officer
Frank T. Grywalski.....................  57    President and Chief Operating Officer

     Mr. Bothe has served as Chairman of the Board and Chief Executive Officer of the Company since March 1993. From November 1991 to February 1993, Mr. Bothe was president and Chief Executive Officer of DSI Group N.V., a Dutch-based international software company. From 1989 to 1991, Mr. Bothe was President and Chief Executive Officer of GEAC Computer Corporation Limited, a software company. Prior to joining GEAC, Mr. Bothe was President of the Application Products Division of Computer Associates International, Inc., one of the largest software companies in the industry. While at Computer Associates, Mr. Bothe held numerous senior management positions, including President of the International Division, President of the Micro Products Division and Senior Vice President of Marketing.

     Mr. Grywalski was promoted to President in January, 2001 and has served as Executive Vice President, Chief Operating Officer and President of the Applications Products Division since May 1999. From April 1996 to May 1999, Mr. Grywalski was Vice President, Sales for Avio International Corporation, a software company. From 1991 to 1996, Mr. Grywalski was Vice President of North American Operations for Marcam Corporation ("Marcam"), an international software company. Prior to joining Marcam, Mr. Grywalski was President/Senior Vice President of the U.S. Financial Division for GEAC Computer Corporation Limited, a software company. Prior to joining GEAC, Mr. Grywalski was Senior Vice President, Sales for Computer Associates International, Inc., one of the largest software companies in the industry.

     Each officer serves at the discretion of the Board of Directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. With the exception of Mr. Bothe and Jennifer V. Cheng, a director of the Company, who are husband and wife, there are no family relationships among any of the executive officers or directors of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock was traded on the Nasdaq National Market under the symbol FLXI from December 12, 1997, the first trading day after the Company's initial public offering was declared effective, through October 5, 1999, when, as a result of the Company's delisting from the Nasdaq National Market, the stock began trading on the OTC Bulletin Board under the symbol FLXI.OTC. The following table lists the high and low closing sales price for the Company's common stock on the OTC bulletin board for the periods indicated:

FISCAL YEAR ENDED DECEMBER 31, 1999                           HIGH     LOW
-----------------------------------                           -----   -----
First Quarter...............................................  $2.81   $0.97
Second Quarter..............................................  $1.75   $1.00
Third Quarter...............................................  $1.44   $0.38
Fourth Quarter(1)...........................................  $0.84   $0.25

FISCAL YEAR ENDED DECEMBER 31, 2000                           HIGH     LOW
-----------------------------------                           -----   -----
First Quarter(1)............................................  $1.78   $0.75
Second Quarter(1)...........................................  $1.25   $0.38
Third Quarter(1)............................................  $0.42   $0.13
Fourth Quarter(1)...........................................  $0.36   $0.09

---------------

(1) The high and low price may include those transactions entered into after October 5, 1999, the first day of trading on the OTC Bulletin Board, and may represent over-the-counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of March 1, 2001, there were approximately 103 holders of record of the Company's Common Stock. The number of holders of record of the Company's Common Stock differs from the number of beneficial owners of such Common Stock because a significant number of shares are held by depositories, brokers and other nominees.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

     The selected consolidated financial data presented below as of December 31, 2000, 1999, 1998, 1997 and 1996 and for the years then ended are derived from the consolidated financial statements of Flexi, which consolidated financial statements have been audited.

                                                            YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                2000       1999     1998(1)      1997       1996
                                               -------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license...........................  $ 4,112   $  3,385   $ 10,542   $ 13,901   $  5,205
  Service and maintenance....................    8,324     12,169     13,754      7,723      3,142
                                               -------   --------   --------   --------   --------
          Total revenues.....................   12,436     15,554     24,296     21,624      8,347
                                               -------   --------   --------   --------   --------
Cost of revenues:
  Software license...........................      636        586      1,757        828        311
  Service and maintenance....................    3,956      7,491     10,584      5,450      2,181
                                               -------   --------   --------   --------   --------
          Total cost of revenues.............    4,592      8,077     12,341      6,278      2,492
                                               -------   --------   --------   --------   --------
Operating expenses:
  Sales and marketing........................    1,632      5,919     11,233      7,820      4,978
  Product development........................    2,689      6,887     10,752      7,880      5,733
  General and administrative.................    3,365      7,153      6,191      2,316      2,453
  Goodwill impairment........................       --      4,224         --         --         --
  Restructuring charge.......................       --      1,824         --         --         --
  Acquired in-process research and
     development.............................       --         --      1,890         --         --
                                               -------   --------   --------   --------   --------
          Total operating expenses...........    7,686     26,007     30,066     18,016     13,164
                                               -------   --------   --------   --------   --------
Operating income (loss)......................      158    (18,530)   (18,111)    (2,670)    (7,309)
Net interest income (expense)................       (1)        49        880         27       (138)
                                               -------   --------   --------   --------   --------
Income (loss) before income taxes............      157    (18,481)   (17,231)    (2,643)    (7,447)
Income taxes.................................       --         --         --         --         --
                                               -------   --------   --------   --------   --------
Net income (loss)............................  $   157   $(18,481)  $(17,231)  $ (2,643)  $ (7,447)
                                               =======   ========   ========   ========   ========
Income (loss) per share:
  Basic......................................  $   .01   $  (1.06)  $  (1.02)  $  (0.42)  $  (1.91)
                                               =======   ========   ========   ========   ========
  Diluted....................................  $   .01   $  (1.06)  $  (1.02)  $  (0.42)  $  (1.91)
                                               =======   ========   ========   ========   ========
Weighted average shares:
  Basic......................................   17,669     17,414     16,938      6,332      3,891
  Diluted....................................   17,669     17,414     16,938      6,332      3,891

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                2000       1999     1998(1)      1997       1996
                                               -------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Cash and cash equivalents....................  $ 1,389   $  1,874   $  7,876   $ 24,622   $  3,273
Marketable securities........................      108(2)       --     3,000         --         --
Working capital (deficit)....................   (3,304)    (5,197)     7,497     26,676      1,480
          Total assets.......................    6,623     12,072     32,911     35,670      7,833
Redeemable convertible preferred stock.......       --         --         --         --     15,509
Stockholders' equity (deficit)...............   (1,515)    (1,918)    16,614     27,706    (13,823)

---------------

(1) Restated, see Note 15 to the consolidated financial statements.
(2) Marketable securities are restricted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors that may Affect Future Results" contained in this Item 7, as well as those otherwise discussed in this section and elsewhere in this annual report on form 10-K.

OVERVIEW

     FlexiInternational Software Inc. designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, FlexiFinancial Datawarehouse (FlexiFDW), FlexiInfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. In addition, we recently began marketing our Financial Management Services (FMS) solution, a business process outsourcing (BPO) service designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and start-up fast growing companies want to outsource their back office accounting processes while they focus on financial analysis, cash management and the strategic issues of their business.

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

     Historically, the Company's revenues have been derived from both domestic sales and international sales, with the international sales comprising approximately 18.9%, 31.0%, and 30.4% of total revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Our international sales generally have the same cost structure as our domestic sales. The majority of our international sales are transacted in British pounds sterling and an increase in the value of the British pound relative to the currency of the country in which we are selling our product, could make our products more expensive and potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

     In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company, during the software development phase, evaluates the technological feasibility of its various products. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we charge all of our product development expenses to operations in the period incurred.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000     1999     1998(1)
                                                              -----   ------    -------
Revenues:
  Software license..........................................   33.1%    21.8%     43.4%
  Service and maintenance...................................   66.9%    78.2%     56.6%
                                                              -----   ------    ------
          Total revenues....................................  100.0%   100.0%    100.0%
                                                              -----   ------    ------
Cost of revenues:
  Software license..........................................    5.1%     3.8%      7.2%
  Service and maintenance...................................   31.8%    48.1%     43.6%
                                                              -----   ------    ------
          Total cost of revenues............................   36.9%    51.9%     50.8%
                                                              -----   ------    ------
Operating expenses:
  Sales and marketing.......................................   13.1%    38.0%     46.2%
  Product development.......................................   21.6%    44.3%     44.3%
  General and administrative................................   27.1%    46.0%     25.5%
  Goodwill impairment.......................................     --     27.2%       --
  Restructuring charge......................................     --     11.7%       --
  Acquired in-process research and development..............     --       --       7.7%
                                                              -----   ------    ------
          Total operating expenses..........................   61.8%   167.2%    123.7%
                                                              -----   ------    ------
Operating income (loss).....................................    1.3%  (119.1)%   (74.5)%
Interest income (expense)...................................    0.0%     0.3%      3.6%
                                                              -----   ------    ------
Income (loss) before income taxes...........................    1.3%  (118.8)%   (70.9)%
Income taxes................................................     --       --        --
                                                              -----   ------    ------
Net income (loss)...........................................    1.3%  (118.8)%   (70.9)%
                                                              =====   ======    ======

---------------

(1) Restated, see Note 15 to the consolidated financial statements.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 20.0%, from $15.6 million for the year ended December 31, 1999 to $12.4 million for the year ended December 31, 2000. Domestic revenues, those derived from sales in the U.S. decreased 6.4% from $10.8 million for the year ended December 31, 1999 to $10.1 million for the year ended December 31, 2000. International revenues, those derived from sales outside of the U.S., decreased 50.0% from $4.8 million for the year ended December 31, 1999 to $2.4. million for the year ended December 31, 2000.

     Software license revenues increased 20.6%, from $3.4 million for the year ended December 31, 1999 to $4.1 million for the year ended December 31, 2000. This increase was primarily due to recognizing revenue from the performance of prior years' contracts. Software license revenue for the twelve months ended December 31, 2000 included $1.1 million of previously deferred income from a former customer, which accounted for approximately 26.8% of total software revenue. Service and maintenance revenues decreased 32.0%, from $12.2 million for the year ended December 31, 1999 to $8.3 million for the year ended December 31, 2000. The decrease was attributable primarily to lower service revenue due to fewer active implementations of our products in 2001.

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

     Cost of software license revenues increased 8.5%, from $586,000 for the year ended December 31, 1999 to $636,000 for the year ended December 31, 2000. Cost of software license revenues as a percentage of software license revenues decreased from 17.3% for the year ended December 31, 1999 to 15.4% for the year ended December 31, 2000. The increase in cost of revenues in dollars was primarily due to an increase in third-party software products distributed by the Company, as a result of the overall increase in software license revenues. The decrease in cost of revenue as a percentage of software license revenues was primarily due a decrease in the proportion of third-party products sold as a percentage of total license fees.

     Cost of service and maintenance revenues decreased 46.7%, from $7.5 million for the year ended December 31, 1999 to $4.0 million for the year ended December 31, 2000. The decrease in the dollar amount of such costs resulted primarily from reduced staffing levels in the consulting organization, as the costs of this organization were reduced to a level consistent with anticipated revenues. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 61.6% for the year ended December 31, 1999 to 47.5% for the year ended December 31, 2000, due to the aforementioned alignment of costs to anticipated revenues (see "Revenues" above and "Restructuring" below).

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 72.9%, from $5.9 million for the year ended December 31, 1999 to $1.6 million for the year ended December 31, 2000. The decrease in dollar amount was primarily attributable to reduced staffing levels in the sales and marketing organization, as the costs of this organization were reduced to a level consistent with anticipated revenues. Sales and marketing expenses as a percentage of total revenues decreased from 38.0% for the year ended December 31, 1999 to 13.1% or the year ended December 31, 2000. This decrease was primarily due to the decreased staffing in response to the revenue decline (see "Revenues" above and "Restructuring" below).

     Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

     Product development expenses decreased 60.9%, from $6.9 million for the year ended December 31, 1999 to $2.7 million for the year ended December 31, 2000. Product development expenses as a percentage of total revenues decrease from 44.3% for the year ended December 31, 1999 to 21.6% for the year ended December 31, 2000. These decreases in product development expenses was due primarily to the decrease in development personnel as a result of the completion of development work on FlexiFinancials Release 4 during 2000. The Company expects to continue to enhance the functionality of its core financial accounting and reporting and workflow applications, but does not anticipate the need to increase its development staff greatly from its current levels.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses decreased 52.8%, from $7.2 million for the year ended December 31, 1999 to $3.4 million for the year ended December 31, 2000. General and administrative expenses as a percentage of total revenues decreased from 46.0% for the year ended December 31, 1999 to 27.1% for the year ended December 31, 2000. These decreases were primarily attributed to staffing reductions.

     Interest Income and Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities. Net interest income (expense) decreased from $49,000 for the year ended December 31, 1999 to $(1,000) for the year ended December 31, 2000. This decrease was primarily due the lower investable cash balances available to the Company during 2000. Interest expense represents interest expense on capital equipment leases.

     Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the years ended December 31, 2000 or 1999 due to the operating losses incurred in the respective periods. At December 31, 2000, the Company has reported only tax losses to date and consequently has approximately $47.9 million and $9.1 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2020, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at December 31, 2000 were $23.6 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 2000 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

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

     Cost of service and maintenance revenues decreased 29.2%, from $10.6 million for the year ended December 31, 1998 to $7.5 million for the year ended December 31, 1999. The decrease in the dollar amount of such costs resulted primarily from reduced staffing levels in the consulting organization, as the costs of this organization were reduced to a level consistent with anticipated revenues. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 77.0% for the year ended December 31, 1998 to 61.6% for the year ended December 31, 1999, due to the aforementioned alignment of costs to anticipated revenues (see "Revenues" above and "Restructuring" below).

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 47.3%, from $11.2 million for the year ended December 31, 1998 to $5.9 million for the year ended December 31, 1999. The decrease in dollar amount was primarily attributable to reduced staffing levels in the sales and marketing organization, as the costs of this organization were reduced to a level consistent with anticipated revenues. Sales and marketing expenses as a percentage of total revenues decreased from 46.2% for the year ended December 31, 1998 to 38.0% or the year ended December 31, 1999. This decrease was primarily due to the decreased staffing in response to the revenue decline (see "Revenues" above and "Restructuring" below).

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

     General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses increased 15.5%, from $6.2 million for the year ended December 31, 1998 to $7.2 million for the year ended December 31, 1999. General and administrative expenses as a percentage of total revenues increased from 25.5% for the year ended December 31, 1998 to 46.0% for the year ended December 31, 1999. The increase in general and administrative expenses was primarily due to an increase in legal and professional fees as a result of the costs of restating the Company's financial statements (see "Restatement" below), increased legal fees associated with both the Dataworks and Swagelok cases, and a full year of amortization of acquired software and goodwill associated with the June 24, 1998 acquisition of The Dodge Group.

     Goodwill Impairment. During June 1999 management conducted a periodic impairment assessment of the intangible assets resulting from The Dodge Group acquisition. As a result of that review, management concluded that an impairment had occurred with the goodwill and a $4.2 million write down of goodwill to a carrying value of $0.3 million was recorded in the second quarter of 1999. The Company's financial data warehouse products based on existing technologies are expected to continue generating revenue through 2002, and thereafter, be substantially replaced by more advanced technologies currently under development. However, future research and development spending on follow-on technologies will be dependent on management's prioritization of investments under conditions of limited financial resources (see "Liquidity and Capital Resources" below). As a result, expected future revenue and cash flows from the acquired The Dodge Group business were revised downward significantly, causing the impairment of goodwill.

     Prior to the reassessment, the unamortized balance of the intangible assets was $6.2 million, consisting of $1.7 million of acquired software and $4.5 million of goodwill. After assessment of the acquired software asset, management concluded that the carrying value approximated net realizable value for that software. Management also assessed the related goodwill arising from The Dodge Group acquisition in accordance with established policies. The economic factors indicated above have caused management to revise downward its estimates of future cash flows from current and future products associated with The Dodge Group business as a whole. As a result of management's analysis, and using the best information available, management recorded a goodwill impairment of $4.2 million in the second quarter to reduce the carrying amount of the goodwill to $0.3 million.

     In applying its policy for assessing the carrying amount of the goodwill for impairment, management first estimated future cash flows from the acquired The Dodge Group business generated from existing and planned future product introductions over the next four years (estimated remaining useful life), and assumed a terminal value factor after the fourth year based on a range of EBITDA multiples for a sample of comparable public financial software companies. That estimate was then compared to the carrying amount of the underlying assets, and on that basis management concluded that an impairment existed. In measuring the impairment, the estimated future cash flows were discounted to a net present value at 25%, a rate consistent with that used in the original purchase accounting for The Dodge Group business. The goodwill was then reduced accordingly to reflect the difference between its carrying amount and estimated fair value.

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

     As of December 31, 2000, the Company had cash and cash equivalents of $1.4 million, a decrease of $500,000 million from December 31, 1999, the Company also had $108,000 in short-term marketable securities, that represented deposits paid by a tenant in conjunction with a sublease, that are held in escrow for restricted use at December 31, 2000. The Company's working capital deficit at December 31, 2000 was $(3.3) million, compared to a working capital deficit of $(5.2) million at December 31, 1999.

     The Company's operating activities resulted in net cash outflows of $.5 million for the year ended December 31, 2000, which was mainly the result of the net income offset by non-cash items included in net income, decreases in deferred revenue and accounts receivable, and a decrease in accounts payable and accrued expenses. The Company's investing activities resulted in net cash outflows of $.1 million for the year ended December 31, 2000, which was primarily related to the purchase of marketable securities. At December 31, 2000, the Company had no material commitments for capital expenditures. During the year ended December 31, 2000, the Company had net cash outflows from financing activities of $.2 million, which was primarily related to payments of capital lease obligations and repayments of debt.

     The Company's Board of Directors adopted a share repurchase program authorizing the Company to purchase up to 1.0 million shares of its common stock on the open market. As of December 31, 1998 the Company had purchased 135,000 common shares at a total cost of $463,000. The Company did not make any additional purchases under this program during 1999 and 2000.

     Late in the second quarter of 1999, management identified a number of factors that caused them to believe that available cash resources might not be sufficient to fund anticipated operating losses. These included: (1) the continued general business slowdown, which resulted in revenue levels significantly lower than expected in the first half of 1999; (2) payment disputes that arose in the second quarter of 1999 related to two significant contracts for licensing of software and provision of services and; (3) delays experienced in the second quarter of 1999 related to the release of the next version of the Company's general ledger product. Management has taken actions to reduce costs in response to lower revenues and is prepared to take further actions, if necessary, in order to continue to respond to competitive and economic pressures in the marketplace. In 2000, the Company resolved one of the aforementioned disputed receivables which had no impact on the Company's cash position. Subsequent to year end, the Company resolved the remaining outstanding disputed accounts receivable which resulted in the Company receiving a cash settlement from the customer.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. The adoption of SFAS 133 will not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

RESTRUCTURING

     In the first quarter and third quarter of 1999, management, with the approval of the Board of Directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long term objectives. These actions primarily involved involuntary terminations of selected personnel. Severance packages were granted to 84 employees. This reduction in headcount also led to the Company having excess leased facility space. As a result of these actions, the Company recorded a charge to operations during 1999 of approximately $1.8 million, consisting of $1.7 million related to severance costs, payable in installments through February 2001, and $166,000 related to costs of idle facility space, which was paid in 1999. The Company believes these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in the product development organization, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Accumulated Deficit; Net Losses. The Company had an accumulated deficit of $58.1 million at December 31, 2000 and incurred income of $.2 million and net losses of $18.5 million and $17.2 million during 2000, 1999 and 1998, respectively. To date, the Company has only been profitable during the year 2000 and during the last two quarters of 1997, and there can be no assurance that the Company will regain its profitability on a quarterly basis. As of December 31, 2000, management of the Company evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which consist principally of net operating loss carryforwards. Management has considered the history of losses and concluded that, as of December 31, 2000, it is more likely than not that the Company will not generate sufficient taxable income prior to the expiration of the net operating losses during the years 2005 through 2020. Accordingly, the Company has recorded a full valuation allowance for its deferred tax assets at December 31, 2000.

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

     The Company has experienced, and may experience in the future, significant seasonality in its business, and the Company's financial condition or results of operations may be affected by such trends in the future. In past years, the Company had greater demand for its products in its fourth quarter and has experienced lower revenues in its succeeding first quarter. These fluctuations were caused primarily by the Company's quota-based compensation arrangements, typical of those used in software companies, and year-end budgetary pressures on the Company's customers. In the second half of 1998 and throughout 1999, the Company experienced a general slow down of business due primarily to delays in potential customers' buying decisions, as they began to prepare for the new millennium. This trend slowly moderated during 2000 as evidenced by the overall negative performance of most of the major sellers of application software.

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

     Concentration of Customers. Historically, a limited number of customers have accounted for a significant percentage of the Company's revenues in each year. During the years ended December 31, 2000, 1999, and 1998, two customers each represented 10% or more of the Company's total revenues (or an aggregate of 38.2%, 39.0%, and 31.7% of total revenues, respectively). The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a limited number of customers. The failure of the Company to enter into a sufficient number of licensing agreements during a particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Limited Protection of Proprietary Rights. The Company's success is heavily dependent upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws and license agreements to establish and protect its rights in its software products and other proprietary technology. In addition, the Company currently requires its employees and consultants to enter into nondisclosure agreements to limit use of, access to and distribution of its proprietary information. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate to prevent misappropriation. Also, despite the steps taken by the Company to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of the Company's products, reverse engineer such products, develop similar technology independently or obtain and use information that the Company regards as proprietary.

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

     Risks Associated with International Operations. The Company's international sales represented approximately 18.9%, 31.0%, and 30.4% of total revenues during 2000, 1999, and 1998, respectively. The Company's international presence increased by virtue of its acquisition of The Dodge Group. As a result of the acquisition the Company now has an office in London and distributors in Hong Kong and Japan. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products and services. The Company's international sales are generally denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Currently, the Company does not employ currency hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.

     Risks Associated with the European Monetary Union ("EMU"). The Company's internal business information systems are comprised of the same commercial application software products generally offered for license by the Company to end user customers. The Company's latest software release contains EMU functionality that allows for dual currency reporting and information management. The Company is not aware of any material operational issues or costs associated with preparing internal systems for the EMU. However, the Company utilizes other third party software products that may or may not be EMU compliant. Although the Company is currently taking steps to address the impact, if any, of EMU compliance for such third party products, failure of any critical technology components to operate properly post EMU may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       FLEXIINTERNATIONAL SOFTWARE, INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                               PAGE
                                                              -------
Independent Auditors' Report................................       21
Report of Independent Accountants...........................       22
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................       23
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................       24
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999 and 1998......       25
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................       26
Notes to Consolidated Financial Statements..................  27 - 39
Independent Auditors' Report on Financial Statement
  Schedule..................................................       40
Report of Independent Accountants on Financial Statement
  Schedule..................................................       41
Schedule II -- Valuation and Qualifying Accounts............       42

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
FlexiInternational Software, Inc.
Shelton, Connecticut

We have audited the accompanying consolidated balance sheets of FlexiInternational Software, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FlexiInternational Software, Inc. and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Hartford, Connecticut
February 27, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FlexiInternational Software, Inc.

     In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of FlexiInternational Software, Inc. and its subsidiary at December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of FlexiInternational Software, Inc. for any period subsequent to December 31, 1998.

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

PricewaterhouseCoopers LLP

Stamford, Connecticut
January 26, 1999, except as
to Note 13 which is as of
February 26, 1999 and
to Notes 14 and 15 which
are as of
August 11, 1999

                       FLEXIINTERNATIONAL SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                     ASSETS
Current assets:
     Cash and cash equivalents..............................  $  1,389    $ 1,874
     Marketable securities -- restricted....................       108         --
     Accounts receivable, net of allowance for doubtful
      accounts
       of $352 and $843, respectively.......................     2,558      6,155
     Prepaid expenses and other current assets..............       322        477
                                                              --------    -------
          Total current assets..............................     4,377      8,506
Property and equipment (Note 6).............................       841      1,663
Acquired software, net of accumulated amortization of $1,080
  and $648, respectively (Note 5)...........................     1,080      1,512
Goodwill, net of accumulated amortization of $5,502 and
  $5,430,
  respectively (Note 5).....................................       165        237
Other assets................................................       160        154
                                                              --------    -------
          Total assets......................................  $  6,623    $12,072
                                                              ========    =======
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  1,018    $ 1,657
  Accrued commissions.......................................        --        387
  Accrued restructuring costs (Note 14).....................        27        401
  Accrued expenses..........................................       648      2,272
  Short term portion of long-term debt (Notes 7 and 8)......       976        578
  Deferred revenues.........................................     5,012      8,408
                                                              --------    -------
          Total current liabilities.........................     7,681     13,703
Long-term debt -- less current portion (Notes 7 and 8)......       457        287
                                                              --------    -------
          Total liabilities.................................     8,138     13,990
                                                              --------    -------
Commitments and contingencies (Note 13)

Stockholders' deficit (Notes 9 and 10):
  Preferred stock: $.01 par value; 5,000,000 shares
     authorized; none issued................................        --         --
  Common stock: $.01 par value; 50,000,000 shares
     authorized; issued shares -- 17,683,133 and outstanding
     shares -- 17,672,703 and 17,664,008,
     respectively...........................................       177        177
  Additional paid-in capital................................    56,128     56,128
  Accumulated deficit.......................................   (58,094)   (58,251)
  Other accumulated comprehensive income....................       293         63
  Common stock in treasury at cost -- 10,430 and 19,125
     shares, respectively...................................       (19)       (35)
                                                              --------    -------
          Total stockholders' deficit.......................    (1,515)    (1,918)
                                                              --------    -------
          Total liabilities and stockholders' deficit.......  $  6,623    $12,072
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000       1999        1998
                                                              --------   --------   ----------
                                                                                    (RESTATED,
                                                                                     NOTE 15)
Revenues:
  Software license..........................................  $  4,112   $  3,385    $ 10,542
  Service and maintenance...................................     8,324     12,169      13,754
                                                              --------   --------    --------
          Total revenues....................................    12,436     15,554      24,296
                                                              --------   --------    --------
Cost of revenues:
  Software license..........................................       636        586       1,757
  Service and maintenance...................................     3,956      7,491      10,584
                                                              --------   --------    --------
          Total cost of revenues............................     4,592      8,077      12,341
                                                              --------   --------    --------
Operating expenses:
  Sales and marketing.......................................     1,632      5,919      11,233
  Product development.......................................     2,689      6,887      10,752
  General and administrative................................     3,365      7,153       6,191
  Goodwill impairment (Note 5)..............................        --      4,224          --
  Restructuring charge (Note 14)............................        --      1,824          --
  Acquired in-process research and development (Note 5).....        --         --       1,890
                                                              --------   --------    --------
          Total operating expenses..........................     7,686     26,007      30,066
                                                              --------   --------    --------
Operating income (loss).....................................       158    (18,530)    (18,111)
Net interest (expense) income...............................        (1)        49         880
                                                              --------   --------    --------
Income (loss) before income taxes...........................       157    (18,481)    (17,231)
Income taxes................................................        --         --          --
                                                              --------   --------    --------
Net income (loss)...........................................  $    157   $(18,481)   $(17,231)
                                                              ========   ========    ========
Income (loss) per share:
     Basic..................................................  $    .01   $  (1.06)   $  (1.02)
                                                              ========   ========    ========
     Diluted................................................  $    .01   $  (1.06)   $  (1.02)
                                                              ========   ========    ========
Weighted average shares:
     Basic..................................................    17,669     17,414      16,938
     Diluted................................................    17,669     17,414      16,938

          See accompanying notes to consolidated financial statements.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        OTHER
                                      COMMON STOCK       ADDITIONAL                  ACCUMULATED                    TOTAL
                                   -------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                     SHARES     AMOUNT    CAPITAL       DEFICIT        INCOME        STOCK     EQUITY (DEFICIT)
                                   ----------   ------   ----------   -----------   -------------   --------   ----------------
Balance at January 1, 1998.......  16,492,008    $165     $49,749      $(22,208)        $ --         $  --         $27,706
  Stock issued in conjunction
    with the acquisition of The
    Dodge Group..................     863,500       9       6,512            --           --            --           6,521
  Treasury stock acquired........          --      --          --            --           --          (463)           (463)
  Shares issued for stock
    purchase plan................          --      --          --           (13)          --            45              32
  Exercise of stock options......      27,625      --          47          (204)          --           204              47
  Net loss (Restated, Note 15)...          --      --          --       (17,231)          --            --         (17,231)
  Currency translation
    adjustment...................          --      --          --            --            2            --               2
Comprehensive loss (Restated,
  Note 15).......................          --      --          --            --           --            --              --
                                   ----------    ----     -------      --------         ----         -----         -------
Balance at December 31, 1998
  (Restated, Note 15)............  17,383,133     174      56,308       (39,656)           2          (214)         16,614
  Shares issued for stock
    purchase plan................          --      --          --           (88)          --           150              62
  Cancellation of options issued
    in conjunction with the
    acquisition of The Dodge
    Group........................          --      --        (180)           --           --            --            (180)
  Exercise of stock options......     300,000       3          --           (26)          --            29               6
  Net loss.......................          --      --          --       (18,481)          --            --         (18,481)
  Currency translation
    adjustment...................          --      --          --            --           61            --              61
Comprehensive loss...............          --      --          --            --           --            --              --
                                   ----------    ----     -------      --------         ----         -----         -------
Balance at December 31, 1999.....  17,683,133     177      56,128       (58,251)          63           (35)         (1,918)
  Shares issued for stock
    purchase plan................          --      --          --            --           --            16              16
  Net income.....................          --      --          --           157           --            --             157
  Currency translation
    adjustment...................          --      --          --            --          230            --             230
Comprehensive income.............          --      --          --            --           --            --              --
                                   ----------    ----     -------      --------         ----         -----         -------
Balance at December 31, 2000.....  17,683,133    $177     $56,128      $(58,094)        $293         $ (19)        $(1,515)
                                   ==========    ====     =======      ========         ====         =====         =======


                                   COMPREHENSIVE
                                   INCOME/(LOSS)
                                   --------------
Balance at January 1, 1998.......
  Stock issued in conjunction
    with the acquisition of The
    Dodge Group..................
  Treasury stock acquired........
  Shares issued for stock
    purchase plan................
  Exercise of stock options......
  Net loss (Restated, Note 15)...     $(17,231)
  Currency translation
    adjustment...................            2
                                      --------
Comprehensive loss (Restated,
  Note 15).......................     $(17,229)
                                      --------
Balance at December 31, 1998
  (Restated, Note 15)............
  Shares issued for stock
    purchase plan................
  Cancellation of options issued
    in conjunction with the
    acquisition of The Dodge
    Group........................
  Exercise of stock options......
  Net loss.......................     $(18,481)
  Currency translation
    adjustment...................           61
                                      --------
Comprehensive loss...............     $(18,420)
                                      --------
Balance at December 31, 1999.....
  Shares issued for stock
    purchase plan................
  Net income.....................     $    157
  Currency translation
    adjustment...................          230
                                      --------
Comprehensive income.............     $    387
                                      ========
Balance at December 31, 2000.....

          See accompanying notes to consolidated financial statements.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               2000        1999         1998
                                                              -------    --------    ----------
                                                                                     (RESTATED,
                                                                                      NOTE 15)
Cash flows from operating activities:
Net income (loss)...........................................  $   157    $(18,481)    $(17,231)
Non-cash items:
  Depreciation and amortization.............................    1,310       2,518        2,018
  Acquired in-process research and development..............       --          --        1,890
  Provision for doubtful accounts...........................      299       1,643        1,450
  Goodwill impairment.......................................       --       4,224           --
  (Gain) loss on disposal of assets.........................       (3)        198           --
Change in operating accounts:
  Accounts receivable.......................................    3,298       3,223       (3,137)
  Prepaid expenses and other assets.........................      160         404          (19)
  Accounts payable and accrued expenses.....................   (1,910)     (3,115)         704
  Accrued restructuring.....................................     (374)        401           --
  Deferred revenue..........................................   (3,396)        988        3,297
                                                              -------    --------     --------
Net cash used in operating activities.......................     (459)     (7,997)     (11,028)
Cash flows from investing activities:
  Purchases of marketable securities........................     (108)         --       (6,448)
  Sales of marketable securities............................       --       3,000        3,448
  Acquisition of subsidiary, less cash acquired.............       --          --         (774)
  Proceeds from sales of property and equipment.............       40          33           33
  Purchases of property and equipment.......................      (21)       (610)        (921)
                                                              -------    --------     --------
Net cash (used in) provided by investing activities.........      (89)      2,423       (4,662)
Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants......       --           6           47
  Repayments of line of credit..............................       --      (2,000)      (1,450)
  Proceeds from line of credit..............................       --       2,000        1,450
  Repayments of debt........................................      (50)         --         (392)
  Proceeds from employee stock purchase plan................        5          62           32
  Purchase of treasury stock................................       --          --         (463)
  Payments of capital lease obligations.....................     (122)       (599)        (278)
                                                              -------    --------     --------
Net cash used in financing activities.......................     (167)       (531)      (1,054)
Effect of exchange rate changes on cash.....................      230         103           (2)
                                                              -------    --------     --------
Decrease in cash and cash equivalents.......................     (485)     (6,002)     (16,746)
                                                              -------    --------     --------
Cash and cash equivalents at beginning of year..............    1,874       7,876       24,622
                                                              -------    --------     --------
Cash and cash equivalents at end of year....................  $ 1,389    $  1,874     $  7,876
                                                              =======    ========     ========
Supplemental disclosures:
  Interest paid in cash.....................................  $    50    $    107     $    108
  Assets acquired through capital lease obligations.........       --          --        1,232
  Stock issued in connection with the acquisition of The
     Dodge Group............................................       --          --        6,521
  Conversion of accounts payable into notes payable.........      748          --           --

          See accompanying notes to consolidated financial statements.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- THE COMPANY:

     FlexiInternational Software, Inc. and subsidiary (the "Company") began operations in 1991. The Company designs, develops, markets and supports the Flexi Financial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse (FlexiFDW), FlexiInfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its wholly owned subsidiary since its acquisition of The Dodge Group ("Dodge") in June 1998 (Note 5). Intercompany profits, transactions and balances have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSLATION:

     The assets and liabilities of the Company's foreign subsidiary, Dodge, are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Revenue and expense items are translated into U.S. dollars at the average exchange rate for the years. Resulting unrealized translation adjustments are included in stockholders' equity (deficit).

     Gains and (losses) on foreign currency exchange transactions are reflected in the consolidated statements of operations. Net transaction gains and (losses) included in income for the years ended December 31, 2000, 1999 and 1998 were $0, $2 and ($21), respectively.

PRODUCT DEVELOPMENT COSTS:

     The Company has evaluated the establishment of technological feasibility of its various products during the development phase. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts

                       FLEXIINTERNATIONAL SOFTWARE, INC.

that could be capitalized are not material to the Company's consolidated financial position or results of operations. Therefore, the Company charges all the product development expenses to operations in the period incurred.

CASH AND CASH EQUIVALENTS:

     The Company considers all interest-bearing securities having original maturities of three months or less to be cash equivalents.

MARKETABLE SECURITIES:

     Marketable securities consist of U.S. government obligations, and all are interest-bearing having original maturities of between three months and one year. The Company has restricted marketable securities that represent a subleasee's security deposit and prepaid rent.

PROPERTY AND EQUIPMENT:

     Property and equipment is composed of furniture and equipment and is stated at cost less accumulated depreciation. Depreciation is calculated using an accelerated method over the estimated useful lives of the assets ranging from three to seven years. Property and equipment are periodically reviewed for impairment based upon anticipated cash flows generated from such underlying assets.

GOODWILL AND OTHER INTANGIBLE ASSETS:

     Goodwill and other intangible assets are stated on the basis of cost and amortized on a straight-line basis over the estimated future periods to be benefited (5 years). Goodwill and other intangible assets are periodically reviewed for impairment based upon anticipated cash flows generated from such underlying assets.

INCOME TAXES:

     Deferred taxes are determined under the asset and liability approach. Deferred tax assets and liabilities are recognized on differences between the book and tax bases of assets and liabilities using presently enacted tax rates.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of capital lease obligations and notes payable approximates the carrying value, based on current market prices.

ACCOUNTING FOR STOCK BASED COMPENSATION:

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. The adoption of SFAS 133 will not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. The adoption of SAB 101 in 2000 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25 (b) the criteria for determining whether a stock option plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

USE OF ESTIMATES:

     The accompanying consolidated financial statements reflect estimates and assumptions made in the application of accounting principles generally accepted in the United States of America. Actual results may vary from those estimates.

EARNINGS PER SHARE:

     Basic earnings per share ("EPS") is computed be dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of December 31, 2000, 1999 and 1998, the weighted average number of common shares are the same for both the basic and diluted per share computations because the inclusion of common stock equivalents would have been antidilutive.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

NOTE 3 -- GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK:

     The Company operates in only one business segment. The Company's international revenues were derived primarily from the United Kingdom, Sweden and South America for the years ended December 31, 2000, 1999 and 1998, and the Company's international long lived assets at December 31, 2000 and 1999 resided primarily in the United Kingdom.

REVENUES:

                                                             2000      1999      1998
                                                            -------   -------   -------
United States.............................................  $10,082   $10,800   $16,907
  International:
     United Kingdom.......................................    2,354     3,314     2,459
     Sweden...............................................       --       983     2,446
  Other...................................................       --       457     2,484
                                                            -------   -------   -------
          Total...........................................  $12,436   $15,554   $24,296
                                                            =======   =======   =======

LONG LIVED ASSETS:

                                                             2000      1999
                                                            -------   -------
United States.............................................  $ 2,043   $ 3,285
International.............................................       43       127
                                                            -------   -------
          Total...........................................  $ 2,086   $ 3,412
                                                            =======   =======

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customers in the event of non-performance. Two customers represented 10% or more of the Company's total revenues, or an aggregate of 38.2%, 39.0%, and 31.7% of total revenues for each of the years ended December 31, 2000, 1999 and 1998, respectively. Three customers represented approximately 67.7% and 50.2% of the Company's net accounts receivable at December 31, 2000 and 1999, respectively.

NOTE 4 -- INCOME TAXES:

     Significant components of the Company's deferred tax assets at December 31 are as follows:

                                                               2000      1999
                                                              -------   -------
Net operating loss carryforwards............................  $21,982   $20,799
  Other.....................................................    1,578     1,802
                                                              -------   -------
     Subtotal...............................................   23,560    22,601
  Valuation allowance.......................................  (23,560)  (22,601)
                                                              -------   -------
  Net deferred tax asset....................................  $    --   $    --
                                                              =======   =======

     No provision or benefit for federal, state or foreign income taxes has been made for the years ended December 31, 2000, 1999 and 1998 given the Company's loss carryforward position. At December 31, 2000, the Company had U.S. and foreign net operating loss carryforwards of approximately $47,890 and $9,115, respectively, which expire during the years 2005 through 2020. The deferred tax assets at December 31, 2000 and 1999 have been fully reserved due to the uncertainty of their realization, primarily attributed to the Company's historical losses.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

     For tax purposes, there is an annual limitation on the utilization of the U.S. net operating loss carryforwards resulting from an ownership change as defined by Internal Revenue Code Section 382. Due to this annual limitation, a portion of the U.S. net operating loss carryforward may expire prior to when otherwise utilizable.

     The following reconciles from the statutory income tax rate to the effective tax rate:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------    -----    -----
Statutory rate..............................................    34.0%    34.0%    34.0%
  Goodwill..................................................   109.1%    (9.7)%   (1.1)%
  State taxes...............................................   (37.9)%    4.2%     5.3%
  Credit and loss carryovers................................  (721.2)%    6.5%     2.8%
  Valuation allowance.......................................   610.4%   (34.9)%  (41.2)%
  Other.....................................................     5.6%    (0.1)%    0.2%
                                                              ------    -----    -----
     Effective tax rate.....................................     0.0%     0.0%     0.0%
                                                              ======    =====    =====

NOTE 5 -- ACQUISITION:

     On June 24, 1998, the Company completed the acquisition of Dodge, a software developer that specializes in financial data warehouse solutions. As a result of the acquisition, the Company wrote off $1.9 million for acquired in-process research and development in the June 1998 quarter.

     Following executive and staff cutbacks in connection with a first quarter 1999 restructuring program (Note 14), management revised its plans for the existing Dodge financial data warehouse business acquired in 1998. As a result, expected revenues and cash flows from these software products were revised significantly downward. Additionally, competitive pressures and a continuation of the general business slowdown caused management to reassess the long term potential of the Dodge business and to reprioritize its investments.

     During June 1999 the Company reassessed the value of the intangible assets recorded by the Company as a result of the acquisition. Prior to that reassessment, the unamortized balance of the intangible assets was $6,263, consisting of $1,728 of acquired software and $4,535 of goodwill. After assessment of the acquired software asset, management concluded that the carrying value approximated net realizable value for that software. Management also assessed the related goodwill arising from the Dodge acquisition in accordance with established policies. The economic factors indicated above caused management to revise downward its estimates of future cash flows from current and future products associated with the Dodge business as a whole. As a result of management's analysis, and using the best information available, management recorded a goodwill impairment charge of $4,224 in the second quarter of 1999.

     In applying its policy for assessing the carrying amount of the goodwill for impairment, management first estimated future cash flows from the acquired Dodge business generated from existing and planned future product introductions over the estimated remaining useful life as of June 30, 1999, and assumed a terminal value factor after the fourth year based on a range of EBITDA multiples for a sample of comparable public financial software companies. That estimate was then compared to the carrying amount of the underlying assets, and on that basis management concluded that an impairment existed. In measuring the impairment, the estimated future cash flows were discounted to a net present value at 25%, a rate consistent with that used in the original purchase accounting for the Dodge business. The goodwill was then reduced accordingly to reflect the difference between its carrying amount and estimated fair value.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

     The following table reflects pro forma combined results of operations (unaudited) of the Company and Dodge, giving effect to the acquisition of Dodge at the beginning of fiscal year 1998, and excludes the one-time in-process research and development charge of $1,890 for the period presented:

                                                                 1998
                                                              -----------
                                                              (UNAUDITED)
Revenue.....................................................  $    28,742
Net loss....................................................  $   (18,174)
Net loss per diluted common share...........................  $     (1.05)
Shares used in computation..................................   17,356,000

     Management determined there was no further impairment at December 31, 2000. Management will continue, periodically, to conduct reassessments of the value of the acquired software and goodwill. Because the estimates made in these reassessments are inherently subjective, there can be no assurance that future reassessments will not result in further reductions of the carrying value of these assets.

NOTE 6 -- PROPERTY AND EQUIPMENT:

     The Company's property and equipment consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                2000      1999
                                                              --------   ------
Computers...................................................  $  1,108   $1,341
Computers leased............................................     2,346    2,346
Software....................................................       652      651
Furniture and fixtures......................................       268      365
Furniture and fixtures leased...............................       240      240
Leasehold improvements......................................       319      345
Office equipment............................................        62       90
                                                              --------   ------
                                                                 4,995    5,378
Accumulated depreciation....................................    (4,154)  (3,715)
                                                              --------   ------
          Total.............................................  $    841   $1,663
                                                              ========   ======

     Depreciation expense was $806, $1,446, and $1,016 for the years ended December 31, 2000, 1999 and 1998, respectively. All property and equipment has been pledged as collateral for a master lease agreement (Note 8).

NOTE 7 -- NOTES PAYABLE:

     On December 8, 2000, the Company arranged a thirty-six month note maturing on December 8, 2003 with one of its vendors for a trade payable. The note is unsecured, has a stated interest rate of 0% with an imputed interest rate of 8%, and is due in monthly installments of $16. The note requires any subsequent charges after the date of the note to be paid currently and in addition to the amortization of the note balance. The outstanding balance on the note at December 31, 2000 was $505, which represents the face amount of $570 less the unamortized discount of $65.

     On November 9, 2000, the Company arranged a nine-month note maturing on July 30, 2001 with one of its vendors for a trade payable. The note is unsecured, has a stated interest rate of 0%, and is due in monthly installments of $25. The note requires any subsequent charges after the date of the note to be paid currently and in addition to the amortization of the note balance. The outstanding balance on the note at December 31, 2000 was $185.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

     Maturities of long-term borrowings are as follows at December 31, 2000:

2001........................................................  $340
2002........................................................   175
2003........................................................   175
                                                              ----
                                                              $690
                                                              ====

NOTE 8 -- CAPITAL LEASE OBLIGATIONS:

     On November 30, 2000, the Company restructured its existing master lease agreement with its lease vendor. As a condition to the restructured agreement, the Company granted a blanket lien on all of its existing fixed assets. The original cost and accumulated depreciation of this property at December 31, 2000 is $2,586 and $1,962, respectively. The present value of the lease obligation at December 31, 2000 is $743.

     Approximate maturities of such capital lease obligations are as follows at December 31, 2000:

2001........................................................  $636
2002........................................................   156
                                                              ----
          Total.............................................   792
Less amounts representing interest..........................    49
                                                              ----
          Total capital lease obligations...................   743
Less amounts due within one year............................   636
                                                              ----
Long-term portion capital lease obligations.................  $107
                                                              ====

NOTE 9 -- STOCKHOLDERS' EQUITY:

PREFERRED STOCK:

     The Company has authorized capital stock that includes 5,000,000 shares of preferred stock, $.01 par value. No shares are issued and outstanding.

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

STOCK WARRANTS:

     In connection with the Company's 1995 financing arrangements, a warrant was issued for the purchase of 5,129 shares of Series C preferred stock for $1.65 per share. Such warrant allows the holder to acquire 3,846 shares of common stock for $2.20 per share. This warrant expires in December 2006.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

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

NOTE 10 -- EMPLOYEE STOCK PLANS:

EMPLOYEE STOCK PURCHASE PLAN:

     The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to a total of 300,000 shares of common stock to participating employees. Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the average market price (as defined) per share of the common stock on either the first day or the last day of the offering period, whichever is lower. Under the Purchase Plan, the Company issued 8,695; 54,178 and 7,989 shares to participants during 2000, 1999 and 1998, respectively.

OPTION EXCHANGE PROGRAM:

     In November 1998, the Company's board of directors approved an option exchange program, which allowed certain employees to exchange their existing options for new options with a lower exercise price and a longer vesting period. Employee options with exercise prices ranging from $2.00 to $16.50, to purchase 512,160 shares of common stock were exchanged for options for 470,640 shares ranging in price from $1.88 to $2.44, which was at or above the fair market value at the time of the exchange. The tables below have been adjusted to reflect these reduced exercise prices, and the extension of the options' life.

STOCK OPTION PLANS:

     The Company's 1992 Stock Option Plan (the "1992 Plan") provided for the issuance of up to 1,362,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants and advisors. The board of directors had authority to determine awards and establish the exercise price. As of December 31, 2000, there are 57,675 options outstanding under the 1992 Plan. Such options vest over various periods up to five years and expire on various dates through 2007. No additional option grants will be made under the 1992 Plan.

     The Company's 1997 Stock Incentive Plan (the "Incentive Plan") is intended to replace the 1992 Plan. Up to 1,875,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Incentive Plan. Options may be granted at an exercise price which may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Officers, employees, directors, consultants and advisors of the Company are eligible to receive awards under the Incentive Plan. During 2000, 1999 and 1998, 344,811; 1,303,482 and 1,446,090 options under the Incentive Plan were granted, respectively.

     Under the terms of the Company's 1997 Director Stock Option Plan (the "Director Plan), directors of the Company who are not employees of the Company are eligible to receive nonstatutory options to purchase shares of common stock. A total of 150,000 shares of common stock may be issued upon exercise of options granted under the Director Plan. The exercise price per share, for shares granted initially, was equal to the initial public offering price ($11). The exercise price per share for all shares thereafter will be the closing price per share of common stock on the date of grant. All options granted under the Director Plan vest one year from the date of grant so long as the optionee remains a director of the Company. During 2000, 1999 and 1998, 18,000; 63,439 and 15,750 options under the Director Plan were granted, respectively.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

     The following table describes the Company's stock option activity under its all of its option plans:

                                                                   WEIGHTED AVERAGE
                                                  NUMBER OF         EXERCISE PRICE
                                                   OPTIONS            PER SHARE
                                                  ----------   ------------------------
                                                                  (PRICED AT DATE OF
                                                                        GRANT)
Outstanding at January 1, 1998..................     896,900            $2.92
  Granted.......................................   1,476,220            $3.89
  Exercised.....................................     (65,125)           $0.73
  Canceled......................................  (1,009,552)           $6.01
                                                  ----------
Outstanding at December 31, 1998................   1,298,443            $1.73
  Granted.......................................   1,366,921            $1.09
  Exercised.....................................    (316,209)           $0.01
  Canceled......................................    (926,266)           $1.97
                                                  ----------
Outstanding at December 31, 1999................   1,422,889            $1.34
  Granted.......................................     362,811            $0.68
  Canceled......................................    (450,656)           $1.18
                                                  ----------
Outstanding at December 31, 2000................   1,335,044            $1.17
                                                  ==========
Exercisable at December 31, 1998................     497,004            $1.03
Exercisable at December 31, 1999................     306,915            $2.02
Exercisable at December 31, 2000................     392,840            $1.67
Options available for grant at December 31,
  2000..........................................     731,422               --

     The following table summarizes information regarding stock options granted under all of the Company's option plans:

                                                                           WEIGHTED   WEIGHTED
                                                              NUMBER OF    AVERAGE    AVERAGE
                                                               OPTIONS     EXERCISE     FAIR
                                                               GRANTED      PRICE      VALUE
                                                              ----------   --------   --------
1998:
Options granted at less than market value...................      50,000    $0.01      $6.87
Options granted at market value.............................   1,248,940    $4.26      $3.93
Options granted above market value..........................     162,900    $2.44      $0.22

1999:
Options granted at market value.............................   1,366,921    $1.09      $1.01

2000:
Options granted at market value.............................     362,811    $0.68      $0.62

                       FLEXIINTERNATIONAL SOFTWARE, INC.

     The following table summarizes information regarding stock options outstanding at December 31, 2000 under all of the Company's option plans:

                                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                            ------------------------------------------   -----------------------
                                                           WEIGHTED
                                                            AVERAGE                                    WEIGHTED
                                                           REMAINING       WEIGHTED                     AVERAGE
RANGE OF                                                  CONTRACTUAL      AVERAGE                     EXERCISE
EXERCISE                                      NUMBER         LIFE          EXERCISE        NUMBER        PRICE
 PRICES                                     OUTSTANDING    IN YEARS         PRICE        EXERCISABLE   PER SHARE
--------                                    -----------   -----------   --------------   -----------   ---------
$0.20-$ 0.30..............................     95,000        9.65           $0.27                0       $0.00
$0.38-$ 0.38..............................    299,083        8.82           $0.38           99,704       $0.38
$0.59-$ 1.06..............................    406,660        9.15           $0.90           25,224       $0.66
$1.19-$ 1.44..............................    360,825        7.90           $1.28          195,305       $1.35
$1.63-$12.63..............................    173,476        7.62           $3.48           72,607       $4.65

     If the Company had recorded compensation cost based upon the fair value at the grant date for awards under these plans, consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would be the pro forma amounts indicated below:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              2000      1999       1998
                                                              -----   --------   --------
Net income (loss) as reported...............................  $ 157   $(18,481)  $(17,231)
Net loss pro forma..........................................  $(293)  $(19,063)  $(18,027)
Income (loss) per share as reported -- basic and diluted....  $ .01   $  (1.06)  $  (1.02)
Loss per share pro forma -- basic and diluted...............  $(.02)  $  (1.09)  $  (1.06)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.34%, 5.59% and 4.92% for the years ended December 31, 2000, 1999 and 1998, respectively, an option life of 3 years for 2000 and 5 years for 1999 and 1998, a 0% dividend rate for all the years presented, and a volatility of 1.60, 1.61 and 1.52 for the years ended December 31, 2000, 1999 and 1998, respectively. In accordance with SFAS 123, the fair value method of accounting has not been applied to options granted prior to January 1, 1995. Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

     At December 31, 2000 the Company has reserved 1,335,044 shares of common stock for options outstanding under its 1992 Plan, Incentive Plan and Director Plan, and 93,773 shares of common stock for exercisable warrants. In addition to the outstanding options, the Company has reserved 731,442 shares of common stock at December 31, 2000, for future grants under its Incentive Plan and Director Plan.

NOTE 11 -- RELATED PARTY TRANSACTIONS:

     As a result of the June 24, 1998 acquisition of Dodge, the President of International Operations was granted options to purchase 25,000 shares of common stock of the Company at $0.01 each. In connection with these option grants, the Company loaned him $180, secured by a pledge of the options as collateral. As of December 31, 1998, no amounts were repaid with respect to the above loan. Subsequently, he resigned his position in February 1999. As a result of his resignation, he surrendered his options and pursuant to his loan agreement the loan was forgiven.

NOTE 12 -- EMPLOYEE BENEFIT PLANS:

     The Company maintains a 401(k) Savings Plan (the "Plan"). Employees are eligible to participate in the Plan upon completion of one month of service with the Company. Eligible employees may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are

                       FLEXIINTERNATIONAL SOFTWARE, INC.

immediately vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or a portion of a participant's contribution to the Plan up to 6% of the participant's compensation. The Company's matching contribution is made on a monthly basis. Participants become vested in Company matching contributions to the Plan over a five year period. The expense under this Plan was $72, $57 and $209 for 2000, 1999 and 1998, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES:

     The Company leases space in several buildings which it uses for offices and development facilities, as well as various equipment and vehicles, all subject to operating leases. As of December 31, 2000, the minimum annual rental payments under the terms of such noncancellable leases which expire at various dates are as follows:

2001........................................................  $  406
2002........................................................     326
2003........................................................     228
2004........................................................      96
                                                              ------
          Total minimum lease payments......................  $1,056
                                                              ======

     Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $342, $1,017 and $991, respectively.

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

NOTE 14 -- RESTRUCTURING:

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

     As a result of both of these actions, the Company recorded a charge to operations during the three month periods ended March 31, 1999 and September 30, 1999 of $1,896 and $125, respectively. Of the total amount of these charges, $1,855 was related to severance costs, of which $1,258 was paid prior to December 31, 1999, and $166 related to costs of idle facility space, of which all of these amounts were paid during the year ended December 31, 1999. Additionally, during the third quarter of 1999, one of the Company's former employees, who was terminated earlier in the year, obtained employment elsewhere, and the Company was no longer obligated to make payments totaling $196. As such, the Company reversed this accrued liability during the three months ended September 30, 1999. At December 31, 2000, there remained $27 of severance costs, which will be paid in installments through February 2001. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

     Detail of the restructuring charge is as follows:

                                                            SEVERANCE      EXCESS
                                                            & BENEFITS   FACILITIES    TOTAL
                                                            ----------   ----------   -------
Initial accruals, February 26, 1999.......................   $ 1,730       $ 166      $ 1,896
Additional charge September 30, 1999......................       125          --          125
Change in estimate of severance costs September 30,
  1999....................................................      (196)         --         (196)
Cash payments.............................................    (1,258)       (166)      (1,424)
                                                             -------       -----      -------
Reserve balances, December 31, 1999.......................       401          --          401
Cash payments.............................................      (374)         --         (374)
                                                             -------       -----      -------
Reserve balances, December 31, 2000.......................   $    27       $  --      $    27
                                                             =======       =====      =======

NOTE 15 -- RESTATEMENT:

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

                                                              YEAR ENDED DECEMBER 31,
                                                                        1998
                                                              ------------------------
                                                              AS REPORTED    RESTATED
                                                              ------------   ---------
OPERATING STATEMENT:
Software license revenue....................................    $ 16,113     $ 10,542
Service and maintenance revenue.............................      14,078       13,754
                                                                --------     --------
Total revenues..............................................      30,191       24,296
General and administrative..................................       6,991        6,191
Total operating expenses....................................      30,866       30,066
Operating loss..............................................     (13,016)     (18,111)
Loss before income taxes....................................     (12,136)     (17,231)
Net loss....................................................     (12,136)     (17,231)
Loss per share:
  Basic.....................................................    $  (0.72)    $  (1.02)
  Diluted...................................................    $  (0.72)    $  (1.02)

NOTE 16 -- BUSINESS PLANS:

     Throughout 2000 the Company focused its efforts on maintaining cost controls, enhancing its relationships with current business partners, rebuilding its direct sales force and resolving preexisting disputes. The Company has limited its investment of capital to maintaining and enhancing its products to remain competitive in the marketplace and to rebuilding its direct sales force. The Company has continued to update its products to remain competitive and has had three new major releases of its 32 bit product and two major new releases of its 16 bit product in 2000. The Company also expanded its relationship with one of its partners in the third quarter of 2000, which resulted in the Company's receipt of additional revenue and cash from this partner. The Company resolved the two major disputes it had with former customers. One dispute was

                       FLEXIINTERNATIONAL SOFTWARE, INC.

resolved in 2000 and resulted in the Company recognizing previously billed and deferred revenue. The second dispute was resolved on February 27, 2001 and resulted in the recognition in 2001 of approximately $1,017 of revenue, which included approximately $410 of previously deferred revenue and an additional cash settlement of $600. The Company hired a Vice President of Sales in the latter part of 2000 and this individual has accelerated the rebuilding of the direct sales force. While the Company is funding its operations internally, it entered into two formal agreements with its vendors to convert accounts payable to longer-term notes payable (see Note 6). The Company has developed and put in place a business plan designed to continue to fund operations internally for at least the next twelve months, and to set in place the infrastructure necessary to develop a sustainable revenue stream.

NOTE 17 -- SELECTED QUARTERLY INFORMATION (UNAUDITED):

                                                               FIRST    SECOND     THIRD    FOURTH
YEAR ENDED DECEMBER 31,                                       QUARTER   QUARTER   QUARTER   QUARTER
-----------------------                                       -------   -------   -------   -------
2000
Total revenues..............................................  $3,627    $2,897    $2,802    $3,110
Gross profit................................................   2,279     1,829     1,925     1,811
Net income..................................................      17        18        51        71
Income per share (1)........................................    0.00      0.00      0.00      0.00

1999
Total revenues..............................................  $3,988    $3,936    $3,575    $4,056
Gross profit................................................   1,319     1,868     1,915     2,376
Net loss....................................................  (7,899)   (7,952)   (2,023)     (606)
Loss per share (1)..........................................   (0.46)    (0.46)    (0.12)    (0.03)

---------------

(1) Quarterly income (loss) per share may not equal the annual reported amounts.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Board of Directors of
FlexiInternational Software, Inc.

We have audited the consolidated financial statements of FlexiInternational Software, Inc. and subsidiary as of December 31, 2000 and 1999 and for the years then ended, and have issued our report thereon dated February 27, 2001; such financial statements and report are included in your 2000 Annual Report to Stockholders and are included herein. Our audits also included the financial statement schedule of FlexiInternational Software, Inc. and subsidiary listed in
Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Hartford, Connecticut
February 27, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
FlexiInternational Software, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 26, 1999, except as to Note 13 which is as of February 26, 1999 and to Notes 14 and 15 which are as of August 11, 1999, appearing on page F-3 of the 2000 Annual Report on Form 10-K of FlexiInternational Software, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Stamford, Connecticut
January 26, 1999, except as
to Note 13 which is as of
February 26, 1999 and
to Notes 14 and 15 which are as of
August 11, 1999

                       FLEXIINTERNATIONAL SOFTWARE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              CHARGED TO                    BALANCE AT
                                             BALANCE AT       COSTS AND                    DECEMBER 31,
DESCRIPTION                                JANUARY 1, 2000     EXPENSES     DEDUCTIONS         2000
-----------                                ---------------    ----------    ----------   ----------------
Allowance for doubtful accounts..........      $   843          $  299       $  (790)        $   352
Valuation allowance for deferred tax
  asset..................................      $22,601          $  959       $    --         $23,560

                                                              CHARGED TO                    BALANCE AT
                                             BALANCE AT       COSTS AND                    DECEMBER 31,
DESCRIPTION                                JANUARY 1, 1999     EXPENSES     DEDUCTIONS         1999
-----------                                ---------------    ----------    ----------   ----------------
Allowance for doubtful accounts..........      $   812          $1,643       $(1,612)        $   843
Valuation allowance for deferred tax
  asset..................................      $16,156          $6,445       $    --         $22,601

                                                              CHARGED TO                    BALANCE AT
                                             BALANCE AT       COSTS AND                    DECEMBER 31,
DESCRIPTION                                JANUARY 1, 1998     EXPENSES     DEDUCTIONS         1998
-----------                                ---------------    ----------    ----------   ----------------
Allowance for doubtful accounts..........      $   672          $1,450       $(1,310)        $   182
Valuation allowance for deferred tax
  asset..................................      $ 8,296          $7,860       $    --         $16,156

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by Regulation S-K was previously reported in our annual report on form 10K for the year ended December 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 1, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 1, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 1, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 1, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The consolidated financial statements filed as a part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements under
Item 8, which Index to Consolidated Financial Statements is incorporated herein by reference.

     (a)(2) Financial Statement Schedule

     The schedule "Valuation and Qualifying Accounts" appears on page 42 of this Annual Report on Form 10-K.

     All schedules other than as listed above to the consolidated financial statements are omitted because they are not applicable, not required, or the information required is included in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits

     The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the Securities and Exchange Commission.

     (a)(4) Current Reports on Form 8-K

     Flexi did not file a current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment of report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLEXIINTERNATIONAL SOFTWARE, INC.

                                          By: /s/ STEFAN R. BOTHE
                                            ------------------------------------
                                            Stefan R. Bothe
                                            Chief Executive Officer and Chairman
                                              of the Board
Date: March 30, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

/s/ STEFAN R. BOTHE                                    Chairman of the Board and Chief  March 30, 2001
-----------------------------------------------------  Executive Officer (Principal
Stefan R. Bothe                                        Executive Officer)

/s/ FRANK GRYWALSKI                                    President and Chief Operating    March 30, 2001
-----------------------------------------------------  Officer (Principal Accounting
Frank Grywalski                                        Officer)

/s/ JENNIFER V. CHENG                                  Director                         March 30, 2001
-----------------------------------------------------
Jennifer V. Cheng

/s/ A. DAVID TORY                                      Director                         March 30, 2001
-----------------------------------------------------
A. David Tory

/s/ ROBERT A. DEGAN                                    Director                         March 30, 2001
-----------------------------------------------------
Robert A. Degan

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
--------                          -----------
3.1(1)    Amended and Restated Certificate of Incorporation
3.2(1)    Amended and Restated By-Laws
10.1(1)+  1992 Stock Option Plan, as amended
10.2(1)+  1997 Stock Incentive Plan, including forms of incentive and nonstatutory stock option agreements
10.3(1)+  1997 Director Stock Option Plan, including form of option agreement
10.4(1)+  1997 Employee Stock Purchase Plan
10.5(1)   Registration Rights Agreement dated May 7, 1996, as amended, among the Registrant and the Purchasers (as defined therein)
10.6(1)   Series C Preferred Stock Purchase Agreement dated May 7,
          1996 among the Registrant and the Purchasers (as defined
          therein)
10.7(1)   Warrant Agreement dated June 28, 1994 held by CDC Realty,
          Inc.
10.8(1)   Warrant Agreement dated July 25, 1995 issued to Comdisco,
          Inc.
10.9(1)   Warrant Agreement dated July 25, 1995 issued to Comdisco,
          Inc.
10.10(1)  Master Lease Agreement dated June 28, 1994 between the
          Registrant and Comdisco, Inc.
10.11(1)  Letter Agreement dated April 30, 1997 between the Registrant and Fleet National Bank ("Fleet")
10.12(1)  Accounts Receivable Security Agreement dated April 30, 1997 between the Registrant and Fleet
10.13(2)  Promissory Note of the Registrant dated January 30, 1998 to
          Fleet in the principal amount of $5,000,000.
10.14(1)  Subordination Agreement dated April 30, 1997 between the
          Registrant and the Connecticut Development Authority
10.15(1)  Standard Sublease Agreement dated February 7, 1996 between the Registrant and Symantec Corporation
10.16(1)  Warrant Agreement dated December 10, 1996 issued to
          Comdisco, Inc.
10.17(1)  Stockholders' Voting Agreement dated May 7, 1996 among the
          Registrant and the Stockholders (as defined therein)
10.18(1)  Participation Agreement dated May 7, 1996 among the
          Registrant and the Purchasers (as defined therein)
10.19(2)  Loan modification agreement dated January 30, 1998 between the Registrant and Fleet
10.20(3)  Agreement and Plan of Merger dated June 24, 1998 among the
          Registrant, Princess Acquisition Corporation and The Dodge
          Group, Inc.
10.21(3)+ Severance and Settlement Agreement and Release dated
          February 2, 1999 between the Registrant and Jennifer V.
          Cheng
10.22(3)+ Severance and Settlement Agreement and Release dated
          February 2, 1999 between the Registrant and James W. Schenck
10.23(3)+ Amendment of Options dated May 12, 1999 between the
          Registrant and Jennifer V. Cheng

EXHIBIT
  NO.                             DESCRIPTION
--------                          -----------
10.24(3)+ Amendment of Options dated May 12, 1999 between the
          Registrant and James W. Schenck
10.25     Lease Agreement, dated February 21, 2000, by and between the
          Company and Sommer Holdings, Ltd.
21.1      Schedule of Subsidiaries
23.1      Independent Auditors' Consent

---------------

(1) Incorporated herein by reference to the Company's registration statement on Form S-1 (File No. 333-38403).
(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.
(3) Incorporated herein by reference to the Company's current report on Form 8-K, dated June 29, 1998 (File No. 000-23453).
  + Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Items 14(a) and 14(c) of Form 10-K.