Form 10-Q
period 2001-03-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2001-05-15
CIK 1015464

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the quarterly period ended March 31, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  _______ to _______

Commission File Number:  000-23453

                        FLEXI INTERNATIONAL SOFTWARE, INC.

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

                                Yes [X]    No [ ]

As of March 31, 2001, there were 17,678,248 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets...............................    3
            Condensed Consolidated Statements of Income.........................    4
            Condensed Consolidated Statements of Cash Flow......................    5
            Condensed Consolidated Statement of Stockholders' Deficit...........    6
            Notes to Condensed Consolidated Financial Statements................    7
Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................    8
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............   13

PART II.          OTHER INFORMATION
Item 6.           Exhibits and Reports on Form 8-K..............................   13


Signature         ..............................................................   14

PART I.  FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                             2001            2000
                                                                                          ---------      ------------
     ASSETS
Current assets:
  Cash and cash equivalents                                                               $    809         $  1,389
  Marketable securities - restricted                                                            47              108
  Accounts receivable, net of allowance for doubtful accounts of $177 at March 31,
     2001 and $352 at December 31, 2000                                                      3,343            2,558
  Prepaid expenses and other current assets                                                    522              322
                                                                                          --------         --------
     Total current assets                                                                    4,721            4,377

Property and equipment at cost, net of accumulated depreciation
     of $4,305 and $4,154, respectively                                                        696              841
Goodwill, net of accumulated amortization of $6,710 and $6,582, respectively                 1,117            1,245
Other assets                                                                                   139              160
                                                                                          --------         --------

     TOTAL ASSETS                                                                         $  6,673         $  6,623
                                                                                          ========         ========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                                   $  1,890         $  1,666
  Accrued restructuring                                                                         --               27
  Short term portion of long-term debt                                                         929              976
  Deferred revenues                                                                          4,836            5,012
                                                                                          --------         --------
     Total current liabilities                                                               7,655            7,681

Long term debt-less current portion                                                            420              457
                                                                                          --------         --------
     Total liabilities                                                                       8,075            8,138
                                                                                          --------         --------

Stockholders' deficit:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued                       --               --
Common stock: $.01 par value; 50,000,000 shares authorized; issued shares -
   17,683,133 and outstanding shares - 17,678,248 and 17,672,703, respectively                 177              177
Additional paid-in capital                                                                  56,119           56,128
Accumulated deficit                                                                        (57,997)         (58,094)
 Other accumulated comprehensive income                                                        308              293
 Common stock in treasury at cost - 4,885 and 10,430 shares,
   respectively                                                                                 (9)             (19)
                                                                                          --------         --------
     Total stockholders' deficit                                                            (1,402)          (1,515)
                                                                                          --------         --------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $  6,673         $  6,623
                                                                                          ========         ========

     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                  -------------------------
                                                          MARCH 31,
                                                    2001             2000
                                                  --------         --------
REVENUES:
   Software license                               $  1,377         $  1,032
   Service and maintenance                           1,777            2,595
                                                  --------         --------
       Total revenues                                3,154            3,627
                                                  --------         --------

COST OF REVENUES:
   Software license                                    105              218
   Service and maintenance                             782            1,130
                                                  --------         --------
      Total cost of revenues                           887            1,348
                                                  --------         --------

GROSS PROFIT                                         2,267            2,279
                                                  --------         --------

OPERATING EXPENSES:
   Sales and marketing                                 633              411
   Product development                                 684              799
   General and administrative                          842            1,050
                                                  --------         --------
      Total operating expenses                       2,159            2,260
                                                  --------         --------

OPERATING INCOME                                       108               19

Net interest expense                                   (11)              (2)
                                                  --------         --------

INCOME BEFORE INCOME TAXES                              97               17
Provision for income taxes                              --               --
                                                  --------         --------
NET INCOME                                        $     97         $     17
                                                  ========         ========

BASIC NET INCOME PER SHARE                        $   0.01         $   0.00
                                                  ========         ========
Weighted average common shares outstanding          17,675           17,665
                                                  ========         ========

DILUTED NET INCOME PER SHARE                      $   0.01         $   0.00
                                                  ========         ========
Weighted average common shares outstanding          17,675           17,996
                                                  ========         ========


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -------------------------
                                                                 2001             2000
                                                               --------         --------
Cash flows from operating activities:
Net income                                                     $     97         $     17
Non-cash items:
  Depreciation and amortization                                     277              366
  Provision for doubtful accounts                                  (175)              60
  Loss on disposal of assets                                         --               12
Change in operating accounts:
  Accounts receivable                                              (628)             722
  Prepaid expenses and other assets                                (185)             (54)
  Accounts payable and accrued expenses                             434             (351)
  Accrued restructuring                                             (27)            (117)
  Deferred revenue                                                 (141)          (1,122)
                                                               --------         --------
Net cash used in operating activities                              (348)            (467)
                                                               --------         --------

Cash flows from investing activities:
  Sales of marketable securities                                     61               --
  Purchases of property and equipment                                (6)              (8)
                                                               --------         --------
Net cash provided by (used in) investing activities                  55               (8)
                                                               --------         --------

Cash flows from financing activities:
  Repayments of debt                                               (128)              --
  Proceeds from employee stock purchase plan                          1                8
  Payments of capital lease obligations                            (144)            (152)
                                                               --------         --------
                                                                   (271)            (144)
                                                               --------         --------

Effect of exchange rate changes on cash                             (16)            (117)
                                                               --------         --------

Decrease in cash and cash equivalents                              (580)            (736)
Cash and cash equivalents at beginning of year                    1,389            1,874
                                                               --------         --------
Cash and cash equivalents at end of year                       $    809         $  1,138
                                                               ========         ========

Supplemental disclosures:
  Interest paid in cash                                        $     13         $     26
  Conversion of accounts payable into notes payable            $    189


     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                   Common Stock        Additional                     Other                    Total      Compre-
                               --------------------     paid-in      Accumulated  comprehensive  Treasury  stockholders'  hensive
                                 Shares      Amount     capital        deficit        income      stock       deficit     income
                               ----------    ------    ----------    -----------  -------------  --------  -------------  -------
Balance at December 31, 2000   17,683,133     $177      $ 56,128       $(58,094)       $293        $(19)      $(1,515)
Shares issued for stock plan           --       --            (9)                        --          10             1
Net income                             --       --            --             97          --          --            97      $  97
Currency translation
 adjustment                            --       --            --             --          15          --            15         15
                                                                                                                           -----
Comprehensive income                   --       --            --             --          --          --            --      $ 112
                               ----------     ----      --------       --------        ----        ----       -------      =====

Balance at March 31, 2001      17,683,133     $177      $ 56,119       $(57,997)       $308        $ (9)      $(1,402)
                               ==========     ====      ========       ========        ====        ====       =======



     See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The unaudited condensed consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its subsidiary and reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods. The results of operations are not necessarily indicative of the results expected for the full year.


NOTE 2 - NEW ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a impact on the consolidated financial position, results of operations, or cash flows of the Company.

NOTE 3 - SIGNIFICANT EVENTS

In February the Company resolved a long standing and previously disclosed dispute with a customer that resulted in the recognition of approximately $1,017,000 in revenue during the first quarter, which included approximately $410,000 of previously deferred revenue and an additional cash settlement of $600,000.

During the first quarter of 2001, the Company completed an audit under the terms of a contract with one of its partners, which encompassed several years of royalty payments. The Company has invoiced the customer approximately $1.9 million, which the customer disputes. The Company recorded this amount in accounts receivable and, because the amount is in dispute, has deferred the entire amount that was invoiced. The Company will recognize the income when either an agreement can be reached with the customer or it can be otherwise determined that the Company can be assured of the collection of the amounts owed.

NOTE 4 - RESTRUCTURING CHARGE

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

As a result of both of these actions, the Company recorded a charge to operations during the three month periods ended March 31, 1999 and September 30, 1999 of $1,896 and $125, respectively. Of the total amount of these charges, $1,855 was related to severance costs, of which $1,258 was paid prior to December 31, 1999, and $166 related to costs of idle facility space, of which all of these amounts were paid during the year ended December 31, 1999. Additionally, during the third quarter of 1999, one of the Company's former employees, who was terminated earlier in the year, obtained employment elsewhere, and the Company was no longer obligated to make payments totaling $196. As such, the Company reversed this accrued liability during the three months ended September 30, 1999. At December 31, 2000, there remained $27 of severance costs, which will be paid in installments through February 2001. In the quarters ended March 31, 2001 and 2000 $27 and $117, respectively, of severance benefits were paid and charged against this reserve. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

Detail of the restructuring charge is as follows:

                             Severance           Excess
                            & Benefits         Facilities           Total
                            ----------         ----------           -----
Reserve balances,
December 31, 2000            $      27         $     -          $      27

Cash payments                      (27)              -                (27)
                             ----------        --------         ----------

Reserve balances,
March 31, 2001               $       -         $     -          $       -
                             =========         ========         =========


NOTE 5-SUBSEQUENT EVENT

On April 23, 2001 we were informed of the outcome of an arbitration proceeding initiated against us by Client Server Solutions Limited ("CSS") seeking commissions of more than $2.3 million. The arbitrator awarded CSS approximately $330,000 including expenses. This will be charged against existing reserves in the second quarter of the current fiscal year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Quarterly Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

         FlexiInternational Software Inc. designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution - composed of FlexiFinancials, FlexiFinancial Datawarehouse (FlexiFDW), FlexiInfoAccess and FlexiTools - is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. In addition, we recently began marketing our Financial Management Services (FMS) solution, a business process outsourcing (BPO) service designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and fast growing start-up companies want to outsource their back office accounting processes while they focus on financial analysis, cash management and the strategic issues of their business.

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

         Historically, our revenues have been derived from both domestic sales and international sales, with the international sales comprising 17.5% and 31.0% of total revenues for the quarters ended March 31, 2001 and 2000, respectively. The Company's international sales generally have the same cost structure as its domestic sales. A majority of international sales are denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated.


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            --------------------------
                                                              2001              2000
                                                            --------          --------
                                                                   (unaudited)
          REVENUES:
             Software license                                   43.7%             28.5%
             Services and maintenance                           56.3%             71.5%
                                                            --------          --------
                 Total revenues                                100.0%            100.0%
                                                            --------          --------
          COST OF REVENUES:
             Software license                                    3.3%              6.0%
             Services and maintenance                           24.8%             31.2%
                                                            --------          --------
                Total cost of revenues                          28.1%             37.2%
                                                            --------          --------
          GROSS PROFIT                                          71.9%             62.8%
                                                            --------          --------
          OPERATING EXPENSES:
             Sales and marketing                                20.1%             11.3%
             Product development                                21.7%             22.0%
             General and administrative                         26.7%             28.9%
                                                            --------          --------
                Total operating expenses                        68.5%             62.2%
                                                            --------          --------
          OPERATING INCOME                                       3.4%              0.6%
          Net interest expense                                  (0.3)%            (0.1)%
                                                            --------          --------
          INCOME BEFORE INCOME TAXES                             3.1%              0.5%
          Provision for income taxes                             0.0%              0.0%
                                                            --------          --------
          NET INCOME                                             3.1%              0.5%
                                                            ========          ========

Quarter Ended March 31, 2001  Compared to Quarter Ended March 31, 2000

         Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 11%, from $3.6 million for the quarter ended March 31, 2000 to $3.2 million for the quarter ended March 31, 2001. Software license revenues increased 40% to $1.4 million in the first quarter of the current year from $1.0 million in the comparable period last year. One customer accounted for 74% of the software license revenue recognized during the first quarter of the current year, and another customer accounted for almost half of last year's first quarter's software license revenue. Approximately $1.0 million of the current year's license revenue was previously deferred income from a former customer, which was recognized upon settlement of a long-standing dispute. We continued the process of rebuilding our sales force, which we started in the fourth quarter of last year. We have gone from nine to fifteen people in sales and marketing. While we expect that we should see some results from this investment over the next three to six months, the normal sales cycle for our products from lead generation to closing is two to three quarters and can extend to over a year for very large orders.

         We intend to continue to our recovery by further rebuilding our sales force, employing additional sales channels such as our Flexi Industry Partners', and expanding our product offerings to include providing accounting outsourcing for companies utilizing our software and internal resources. We believe the addition of an accounting outsourcing product extension will, over time, provide a solid, consistent and profitable source of revenue that will smooth out some of the current seasonality of our business.

         Service and maintenance revenues decreased 31%, from $2.6 million for the quarter ended March 31, 2000 to $1.8 million for the quarter ended March 31, 2001. The decrease was primarily attributable to a 64% drop in service revenue due to fewer active client implementations. We do not expect this trend to be reversed until we begin to experience a higher level of new product sales. We have instituted a number of programs designed to maintain our service revenue until an increased level of new sales is realized. One such program which we believe may begin to stabilize our service revenue is discounted implementation of our major release version 4.3. This program has been well accepted by our customers and we should start recognizing revenue from it beginning in the second quarter of 2001.

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

         Cost of software license revenues decreased 52%, from $218,000 for the quarter ended March 31, 2000 to $105,000 for the quarter ended March 31, 2001. Cost of software license revenues as a percentage of software license revenues decreased to 8% for the quarter ended March 31, 2001 from 21% for the quarter ended March 31, 2000. The decrease in cost of software license revenues was primarily due to a decrease in third-party software products distributed by us in the first quarter of the current year.

         Cost of service and maintenance revenues decreased 27%, from $1.1 million for the quarter ended March 31, 2000 to $.8 million for the quarter ended March 31, 2001. During the first quarter of the current year, we reduced our level of staffing in the services area to meet the reduced demand for such services.

         Operating Expenses. Aggregate operating expenses declined 4% in the quarter ended March 31, 2001 to $2.2 million from $2.3 million in the quarter ended March 31, 2000. Over the past two years we have focused our efforts on reducing expenses to attain a sustainable level of profitability. We intend to continue these efforts to maintain profitability while increasing our investment in sales.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for our sales staff. Our investment in sales and marketing increased 54% to $633,000 for the first quarter of 2001 from $411,000 in the comparable period of last year. We have increased the number of direct sales representatives selling our products while continuing our efforts to expand our product line to the accounting outsourcing area and to continue the pursuit of more Flexi Industry Partnership arrangements.

         Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. Product development expenses decreased 14%, to $684,000 for the quarter ended March 31, 2001 from $799,000 for the quarter ended March 31, 2000. Product development expenses are expected to increase slightly throughout the latter part of the year as we supplement our core development area.

         General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses declined 23%, to $842,000 for the quarter ended March 31, 2001 from $1.1 million in the first quarter of fiscal year 2000. This is primarily due to a reduction in headcount. We expect general and administrative expenses to stay fairly constant over the next several quarters. The Company expects to leverage its existing staff to provide resources for the beginning stages of the accounting outsourcing product

         Interest Income and Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities. Net interest expense was $2,000 for the quarter ended March 31, 2000 versus net interest expense of $11,000 for the comparable period of this year. This increase was primarily due to the reduced level of funds invested in the current fiscal year as compared to the prior year, while our interest expense increased as a result of interest on notes payable to vendors and borrowings under the Company's line of credit.

         Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the quarters ended March 31, 2001 or 2000 due to current earnings being offset by operating loss carry forwards. Until recently, we have reported only tax losses to date and consequently have approximately $47.9 million and $9.1 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2020, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have primarily financed our operations through private placements of stock to private investors, issuances of convertible promissory notes and loans, equipment financing and traditional borrowing arrangements, and in December 1997, an initial public offering of Common Stock, resulting in net proceeds to the Company of approximately $22.2 million.

         As of March 31, 2001, we had cash and cash equivalents of $809,000 a decrease of $580,000 from December 31, 2000. Cash declined primarily as a result of payments on trade accounts payable and long term financing arrangements. Our working capital deficit at March 31, 2001 was $2.9 million, compared to $3.3 million at December 31, 2000. This working capital deficit is primarily the result of deferred revenues of $5.0 million and $4.8 million at December 31, 2000 and March 31, 2001, respectively. Our operating activities resulted in net cash outflow of $537,000 for the three months ended March 31, 2001, and results primarily from payment of previously accrued liabilities and a reduction of deferred revenue. Our financing activities resulted in a net cash outflow for the three months ended March 31, 2001 of $82,000, principally from payment of lease obligations and notes payable.

         While the Company believes that cash and cash equivalents and cash generated internally by operations, will be sufficient to meet the Company's working capital requirements for at least the next twelve months, it cautions that this is contingent upon the Company continuing to have substantially breakeven results over the next several quarters. The

Company is currently evaluating financing alternatives; however, there can be no assurance that capital will be available to the Company on favorable terms, or at all.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Unproven market Acceptance of our FMS Solution. We are still in the early stages of marketing our FMS back office processing solution. Our future financial performance could depend, in significant part, on the successful introduction and customer acceptance of FMS. There can be no assurance that our FMS solution will be successfully implemented or gain market acceptance.

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

         Dependence on Key Personnel. The Company's performance depends substantially on the performance of its executive officers and key employees, including the Company's sales force and software professionals, particularly project managers, software engineers and other senior technical personnel. The Company is dependent on its ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team. The Company does not have employment contracts with any of its key personnel. The loss of the services of any of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains a key person insurance policy on Stefan R. Bothe, Chairman of the Board of Directors and Chief Executive Officer.

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


ITEM 2.  LEGAL PROCEEDINGS

On April 23, 2001 we were informed of the outcome of an arbitration proceeding initiated against us by Client Server Solutions Limited ("CSS") seeking commissions of more than $2.3 million. The arbitrator awarded CSS approximately $330,000 including expenses. This will be charged against existing reserves in the second quarter of the current fiscal year.

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

                              FLEXIINTERNATIONAL SOFTWARE, INC.



                              By   /s/  Stefan R. Bothe
                                -----------------------------------------------

                              Stefan R. Bothe, Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date: May 15, 2001