Form 10-Q
period 2001-06-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2001-08-14
CIK 1015464

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the quarterly period ended June 30, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  _______ to _______

Commission File Number:  000-23453

                        FLEXIINTERNATIONAL SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                          Delaware                                                  06-1309427
(State or Other Jurisdiction of Incorporation or Organization)          (I.R.S Employer Identification No.)

               Two Enterprise Drive, Shelton, CT                                       06484
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

                               Yes [X]   No [ ]

As of June 30, 2001, there were 17,678,248 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets...........................................................  3
            Condensed Consolidated Statements of Income.....................................................  4
            Condensed Consolidated Statements of Cash Flow .................................................  5
            Condensed Consolidated Statement of Stockholders' Deficit.......................................  6
            Notes to Condensed Consolidated Financial Statements............................................  7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................................................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........................................ 13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................................... 13

Signature .................................................................................................. 14


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FlexiInternational Software, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)


                                                                                    June 30,     December 31,
                                                                                      2001           2000
                                                                                    --------     ------------
     ASSETS
Current assets:
  Cash and cash equivalents                                                         $    544       $  1,389
  Marketable securities - restricted                                                      47            108
  Accounts receivable, net of allowance for doubtful accounts of $175 and
     $352, respectively                                                                3,103          2,558
  Prepaid expenses and other current assets                                              470            322
                                                                                    --------       --------
     Total current assets                                                              4,164          4,377

Property and equipment at cost, net of accumulated depreciation
     of $4,305 and $4,154, respectively                                                  569            841
Goodwill, net of accumulated amortization of $6,838 and $6,582, respectively             989          1,245
Other assets                                                                             171            160
                                                                                    --------       --------
     TOTAL ASSETS                                                                   $  5,893       $  6,623
                                                                                    ========       ========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                             $  1,315       $  1,666
  Accrued restructuring                                                                   --             27
  Short term portion of long-term debt                                                   587            976
  Deferred revenues                                                                    4,788          5,012
                                                                                    --------       --------
     Total current liabilities                                                         6,690          7,681

Long term debt-less current portion                                                      575            457
                                                                                    --------       --------
     Total liabilities                                                                 7,265          8,138
                                                                                    --------       --------

Stockholders' deficit:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued                 --             --
Common stock: $.01 par value; 50,000,000 shares authorized; issued shares -              177            177
   17,683,133 and outstanding shares - 17,678,248 and 17,672,703, respectively
 Additional paid-in capital                                                           56,119         56,128
 Accumulated deficit                                                                 (57,968)       (58,094)
 Other accumulated comprehensive income                                                  309            293
 Common stock in treasury at cost - 4,885 and 10,430 shares,
   respectively                                                                           (9)           (19)
                                                                                    --------       --------
     Total stockholders' deficit                                                      (1,372)        (1,515)
                                                                                    --------       --------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  5,893       $  6,623
                                                                                    ========       ========



See accompanying notes to condensed consolidated financial statements.

                        FlexiInternational Software, Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                -----------------------      -----------------------
                                                  2001           2000          2001           2000
                                                --------       --------      --------       --------
REVENUES:
   Software license                             $    530       $  1,013      $  1,907       $  2,046
   Service and maintenance                         1,749          1,884         3,526          4,479
                                                --------       --------      --------       --------
       Total revenues                              2,279          2,897         5,433          6,525
                                                --------       --------      --------       --------

COST OF REVENUES:
   Software license                                   48             42           153            200
   Service and maintenance                           454          1,026         1,236          2,217
                                                --------       --------      --------       --------
      Total cost of revenues                         502          1,068         1,389          2,417
                                                --------       --------      --------       --------

GROSS PROFIT                                       1,777          1,829         4,044          4,108
                                                --------       --------      --------       --------

OPERATING EXPENSES:
   Sales and marketing                               887            442         1,520            853
   Product development                               381            650         1,065          1,449
   General and administrative                        476            720         1,318          1,770
                                                --------       --------      --------       --------
      Total operating expenses                     1,744          1,812         3,903          4,072
                                                --------       --------      --------       --------

OPERATING INCOME                                      33             17           141             36

Net interest income (expense)                         (4)             1           (15)            (1)
                                                --------       --------      --------       --------

INCOME BEFORE INCOME TAXES                            29             18           126             35
Provision for income taxes                            --             --            --             --
                                                --------       --------      --------       --------
NET INCOME                                      $     29       $     18      $    126       $     35
                                                ========       ========      ========       ========

BASIC NET INCOME PER SHARE                      $   0.00       $   0.00      $   0.01       $   0.00
                                                ========       ========      ========       ========
Weighted average common shares outstanding        17,678         17,669        17,676         17,665
                                                ========       ========      ========       ========

DILUTED NET INCOME PER SHARE                    $   0.00       $   0.00      $   0.01       $   0.00
                                                ========       ========      ========       ========
Weighted average common shares outstanding        17,680         17,919        17,678         17,996
                                                ========       ========      ========       ========




See accompanying notes to condensed consolidated financial statements.

                        FlexiInternational Software, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                Six Months Ended
                                                                    June 30,
                                                             ---------------------
                                                              2001           2000
                                                             -------       -------
Cash flows from operating activities:
Net income                                                   $   126       $    35
Non-cash items:
  Depreciation and amortization                                  543           696
  Provision for doubtful accounts                                              120
  Loss on disposal of assets                                     (11)           14
Change in operating accounts:
  Accounts receivable                                           (563)        2,752
  Prepaid expenses and other assets                             (164)          199
  Accounts payable and accrued expenses                         (188)       (1,661)
  Accrued restructuring                                          (27)         (216)
  Deferred revenue                                              (188)       (3,234)
                                                             -------       -------
Net cash used in operating activities                           (472)       (1,295)
                                                             -------       -------

Cash flows from investing activities:
  Sales of marketable securities                                  60            --
  Purchases of property and equipment                             (5)          (12)
                                                             -------       -------
Net cash provided by (used in) investing activities               55           (12)
                                                             -------       -------

Cash flows from financing activities:
  Repayments of debt                                            (130)           --
  Proceeds from employee stock purchase plan                       1             8
  Additions to (payments of) capital lease obligations          (283)           95
                                                             -------       -------
Net cash provided by (used in) financing activities             (412)          103
                                                             -------       -------

Effect of exchange rate changes on cash                          (16)           27
                                                             -------       -------

Decrease in cash and cash equivalents                           (845)       (1,177)
Cash and cash equivalents at beginning of year                 1,389         1,874
                                                             -------       -------
Cash and cash equivalents at end of period                   $   544       $   697
                                                             =======       =======

Supplemental disclosures:
  Interest paid in cash                                      $    13       $    26
  Conversion of accounts payable into notes payable          $   142



See accompanying notes to condensed consolidated financial statements.

                        FlexiInternational Software, Inc.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        (in thousands, except share data)
                                   (unaudited)


                                                                                         Other            Total
                                            Common Stock     Additional                  compre-          stock-    Compre-
                                         ------------------   paid-in   Accumulated      hensive Treasury holder's  hensive
                                           Shares    Amount   capital      deficit       income   stock   deficit   income
                                         ----------  ------  ---------- ------------     ------- -------- --------  -------
Balance at December 31, 2000             17,683,133   $177    $ 56,128    $(58,094)       $ 293    $(19)    $ (1,515)
Shares issued for stock plan                     --     --          (9)         --           --      10            1
Net income                                       --     --          --         126           --      --          126    $126
Currency translation adjustment                  --     --          --          --           16      --           16      16
                                                                                                                        ----
Comprehensive income                             --     --          --          --           --      --           --    $142
                                         ----------   ----    --------    --------        -----    ----     --------    ====
Balance at June 30, 2001                 17,683,133   $177    $ 56,119    $(57,968)       $ 309    $ (9)    $ (1,372)
                                         ==========   ====    ========    ========        =====    ====     ========








See accompanying notes to condensed consolidated financial statements.

                        FlexiInternational Software, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE 2 - NEW ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have an impact on the consolidated financial position, results of operations, or our cash flows.

On July 5, 2001, the Financial Accounting Standards Board approved Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning in the first quarter of 2002. The financial statement impact has not yet been determined. Amortization of goodwill and other assets was $256,000 and $215,000 for the six months ended June 30, 2001 and 2000 respectively.

NOTE 3 - SIGNIFICANT EVENTS

During the first quarter of 2001, we completed an audit under the terms of a contract with one of our partners which encompassed several years of royalty payments. In the first quarter, we invoiced the customer approximately $1.9 million, which the customer disputes. We met on several occasions with this customer during the second quarter in an attempt to settle this dispute without success. However, as a result of these meetings, we reduced our claim to $1.7 million. We recorded this amount in accounts receivable and, because the amount is in dispute, have deferred the entire amount that was invoiced. We will recognize the income when either an agreement can be reached with the customer or it can be otherwise determined that we are assured of the collection of the amounts owed.

As is provided under the terms of the contract, we requested binding arbitration to settle this dispute on July 18, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report contains forward-looking statements relating to, among other things, our sales staff, the length of our sales cycle and future expenses. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000.

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

      Historically, our revenues have been derived from both domestic sales and international sales, with the international sales comprising 18% of total revenues for both of the six-month periods ended June 30, 2001 and 2000. Our international sales generally have the same cost structure as our domestic sales. A majority of international sales are denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. In addition, our international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated.


                                         Three Months Ended            Six Months Ended
                                              June 30,                      June 30,
                                        --------------------         --------------------
                                        2001           2000           2001           2000
                                        -----          -----         -----          -----
REVENUES:
   Software license                      23.3%          35.0%         35.1%          31.4%
   Service and maintenance               76.7%          65.0%         64.9%          68.6%
                                        -----          -----         -----          -----
       Total revenues                   100.0%         100.0%        100.0%         100.0%
                                        -----          -----         -----          -----

COST OF REVENUES:
   Software license                       2.1%           1.5%          2.8%           3.0%
   Service and maintenance               19.9%          35.4%         22.7%          34.0%
                                        -----          -----         -----          -----
      Total cost of revenues             22.0%          36.9%         25.5%          37.0%
                                        -----          -----         -----          -----

GROSS PROFIT                             78.0%          63.1%         74.5%          63.0%
                                        -----          -----         -----          -----

OPERATING EXPENSES:
   Sales and marketing                   38.9%          15.3%         28.0%          13.1%
   Product development                   16.7%          22.4%         19.6%          22.2%
   General and administrative            20.9%          24.8%         24.3%          27.2%
                                        -----          -----         -----          -----
      Total operating expenses           76.5%          62.5%         71.9%          62.5%
                                        -----          -----         -----          -----

OPERATING INCOME                          1.5%           0.6%          2.6%           0.5%

Net interest income (expense)            (0.2)%          0.0%         (0.3)%          0.0%
                                        -----          -----         -----          -----

INCOME BEFORE INCOME TAXES                1.3%           0.6%          2.3%           0.5%
Provision for income taxes                 --             --            --             --
                                        -----          -----         -----          -----
NET INCOME                                1.3%           0.6%          2.3%           0.5%
                                        =====          =====         =====          =====



      REVENUES. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 21%, from $2.9 million for the quarter ended June 30, 2000 to $2.3 million for the quarter ended June 30, 2001. Total revenues for the six-month period decreased 17% to $5.4 million.

       Software license revenues decreased 48% and 7% to $530,000 and $1.9 million in the second quarter and the first six-months of the current year from $1.0 million and $2.0 million in the comparable periods of the prior year. Software license revenue in the June 2000 quarter included $566,000 of previously deferred income from a former customer, which accounted for approximately 56% of our total software revenue for quarter. One customer accounted for 74% of the software license revenue recognized during the first quarter of the current year, and another customer accounted for almost half of last year's first quarter's software license revenue. Approximately $1.0 million of the current year's license revenue for the six month period was previously deferred income from a former customer, which was recognized upon settlement of a long-standing dispute. As we have noted in the past, we have recently tried to rebuild the sales staff. While we hope to see some results from this investment over the next three to six months, the normal sales cycle for our products from lead generation to closing is two to three quarters and can extend to over a year for very large orders and there can be no guarantee that this strategy will be successful. We believe that with the soft economy and a limited marketing budget, the sales cycle will be elongated.

        Service and maintenance revenues decreased 7%, from $1.9 million for the quarter ended June 30, 2000 to $1.7 million for the quarter ended June 30, 2001 and 21% to $3.5 million for the six months ended June 30, 2001 from $4.5 million for the six months ended June 30, 2000. The decrease was primarily attributable to a continued decline in service revenue due to fewer active client implementations. We do not expect this trend to be reversed until we begin to experience a higher level of new product sales.

      COST OF REVENUES. Our cost of revenues consists of cost of software license revenues and cost of service and maintenance revenues. Cost of software license revenues consists primarily of the cost of third-party software products distributed by us and the cost of product media, manuals and shipping. Cost of service and maintenance revenues consists of the cost of providing consulting, implementation and training to licensees of our products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software.

      The cost of software license revenues were not indicative of our normal operations because in both the first quarter of the current year and the first and second quarter's of last year there were settlements with former customers that resulted in the recognition of revenue without any associated cost of revenues.

      Cost of service and maintenance revenues declined substantially in both the second quarter and the six-month period of the current year versus the comparable periods of the prior year as a direct result of a reduction in staffing due to a lower level of client implementations.

      OPERATING EXPENSES. Aggregate operating expenses declined 4% in both the second quarter and the six-month period ended June 30, 2001 versus the comparable period the previous year. Over the past two years we have focused our efforts on reducing expenses to attain a sustainable level of profitability. We intend to continue these efforts to maintain profitability while focusing our efforts on new revenue generation. In order to continue to invest in revenue generation and our new business process outsourcing (BPO) and re-seller business, we took a number of steps to reduce our expenses. Given the size of Flexi, we have decided to realign our senior management team. Frank Grywalski is stepping down as President and Chief Operating officer and will focus on adding new partners to our FlexiIndustry Partner (FIP)program. Normand Bilodeau will be stepping down as our Chief Financial Officer but continue in the consultant role which he had before his appointment. Both of them will continue to assist the chief executive officer in their respective areas, for the foreseeable future. These organizational changes are designed to provide us with the maximum amount of resources focused upon the generation of new revenue.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for our sales staff. Sales and marketing expenses increased 100% to $887,000 for the second quarter of 2001 from $442,000 in the comparable period of last year and increased 78% to $1.5 million for the six-month period. The amounts for the six-month period, of the current year, included approximately $330,000 in commissions awarded to sales agents in arbitration, which was previously disclosed. We have increased the number of direct sales representatives selling our products while continuing our efforts to expand our product line to the accounting outsourcing area and to continue the pursuit of more Flexi Industry Partnership arrangements.

      PRODUCT DEVELOPMENT. Product development expenses include software development costs and consist primarily of engineering personnel costs. Product development expenses decreased 41%, to $381,000 for the quarter ended June 30, 2001 from $650,000 for the quarter ended June 30, 2000. For the six-month period, these expenses declined 27% or $384,000 to $1.1 million. Product development expenses are expected to continue to be at reduced levels until revenue begins to increase.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses declined 34% and 26% to $476,000 and $1.3 million for the quarter and six-month period ended June 30, 2001, respectively, from $720,000 and $1.8 million in the second quarter and six-month period of fiscal year 2000. This is primarily due to a reduction in headcount and reduced professional fees. We expect the level of general and administrative expenses to continue to decline as we reduce our usage of outside professionals and work to reduce other expenses in this area.

      INTEREST INCOME AND INTEREST EXPENSE. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities. Net interest expense was $4,000 for the second quarter and $15,000 for the six-month period of the current year. Net interest expense increased over the comparable periods last year as a result the reduced level of funds invested in the current fiscal year as compared to the prior year, while our interest expense increased as a result of interest on notes payable to vendors and borrowings under our equipment financing arrangements.

      INCOME TAXES. No provision or benefit for federal, state or foreign income taxes was made for any of the periods reported upon due to current earnings being offset by operating loss carry forwards. Until recently, we have reported only tax losses to date and consequently have approximately $47.9 million and $9.1 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2020, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization and therefore a valuation reserve has been set up for any deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have primarily financed our operations through private placements of stock to private investors, issuances of convertible and nonconvertible promissory notes and loans, equipment financing and traditional borrowing arrangements, and in December 1997, an initial public offering of Common Stock, resulting in net proceeds to the Company of approximately $22.2 million.

      As of June 30, 2001, we had cash and cash equivalents of $544,000 a decrease of $845,000 from December 31, 2000. Cash declined primarily as a result of payments on trade accounts payable and long term financing arrangements. Our working capital deficit at June 30, 2001 was $2.5 million, compared to $3.3 million at December 31, 2000. This working capital deficit is primarily the result of deferred revenues of $5.0 million and $4.8 million at December 31, 2000 and June 30, 2001, respectively. Our operating activities resulted in net cash outflow of $472,000 for the six months ended June 30, 2001, and results primarily from payment of previously accrued liabilities and a reduction of deferred revenue. Our financing activities resulted in a net cash outflow for the six months ended June 30, 2001 of $412,000, principally from payment of lease obligations and notes payable.

      While we believe that cash and cash equivalents and cash generated internally by operations, will be sufficient to meet our working capital requirements for at least the next several quarters, we caution that this is contingent upon the our continuing to have substantially breakeven results over the next several quarters. We are currently evaluating financing alternatives; however, there can be no assurance that capital will be available to us on favorable terms, or at all.

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

      POTENTIAL FLUCTUATIONS IN QUARTERLY PERFORMANCE; SEASONALITY. Our revenues and operating results have varied substantially from quarter to quarter. Our quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of our licensing transactions; the market acceptance of new services, products or product enhancements by us or its competitors; product and price competition; the relative proportions of revenues derived from license fees, services and third-party channels; changes in our operating expenses; personnel changes; the timing of the introduction, and the performance of, our Flexi Industry Partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

      The timing, size and nature of individual licensing transactions are important factors in our quarterly results of operations. Many such transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. In addition, the sales cycles associated with these transactions are subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles and customers' internal approval processes. There can be no assurance that we will be successful in closing such large transactions on a timely basis or at all. Software license revenues under our license agreements are recognized upon delivery and installation of the product and when all significant contractual obligations have been satisfied. Significant obligations would include future promises of enhancements and/or modifications that are essential to the product. Delays in the installation of the software, including potential delays associated with contractual enhancements to our software products, could materially adversely affect the quarterly results of operations. In addition, as we derive a significant proportion of total revenues from license revenues, we may realize a disproportionate amount our revenues and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter. Accordingly, delays in product delivery and installation or in the closing of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels.

      Due to all of the foregoing factors, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenues and results of operations will not vary substantially. It is also possible that in some future quarter our results of operations will be below the expectations of public market analysts and investors. In either case, the price of our Common Stock could be materially adversely affected.

      DEPENDENCE ON KEY PERSONNEL. Our performance depends substantially on the performance of its executive officers and key employees, including our sales force and software professionals, particularly project managers, software engineers and other senior technical personnel. We are dependent on our ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team. We do not have employment contracts with any of our key personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. We maintain a key person insurance policy on Stefan R. Bothe, Chairman of the Board of Directors and Chief Executive Officer.

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

      RISKS ASSOCIATED WITH THIRD-PARTY CHANNELS. We address certain vertical and geographic markets through our partners. We rely on our third-party channels to provide sales and marketing presence and name recognition, as well as the resources necessary to offer industry-specific financial accounting solutions. Although we expect to dedicate significant resources to develop our partners, there can be no assurance that we will be able to attract and retain qualified firms in its targeted vertical markets. Our failure of to maintain our current third-party channels or find other third-party channels, our inability to adequately support such channels, the development of competitive products and services by our third-party channels or the entry by such firms into alliances with our competitors would substantially limit the our ability to our products and services and, accordingly, have a material adverse effect on our business, financial condition and results of operations. Although we have attempted to seek partners in distinct vertical markets and distributors in distinct geographic markets, and to manage them in a manner to avoid potential channel conflicts, there can be no assurance that channel conflicts may not develop. Any such conflicts may adversely affect our relationship with third-party channels or adversely affect its ability to develop new channels.

PART II.  OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

On July 18, 2001 we initiated formal arbitration proceedings, as provided for under our agreement, against one of our FIP's, McKesson HBOC. The dispute arose after we completed an audit under the terms of the contract, which encompassed several years of royalty payments. In the first quarter, we invoiced the customer approximately $1.9 million, which the customer disputes. The two parties met on several occasions during the second quarter in an attempt to settle this dispute without success. However, as a result of these meetings, we reduced our claim to $1.7 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 (a) The Company held its Annual Meeting of Stockholders on June 26, 2001 (the "Annual Meeting"). There were represented at the meeting in person or by proxy the holders of 9,042,038 shares of Common Stock, $.01 par value per share, of the Company, out of a total of 17,698,222 shares of Common Stock of the Company issued, outstanding and entitled to vote at the meeting.

                 (b) At the Annual Meeting, the stockholders elected Stephan R. Bothe as a Class III director of the Company for a three-year term by a vote of 8,817,069 shares for, out of a total of 9,042,038 shares present in person or by proxy and entitled to vote at the meeting.

                 (c) At the Annual Meeting, the stockholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the current fiscal year by a vote of 8,992,832 for, out of a total 9,042,038 present in person or by proxy and entitled to vote at the meeting.

                 (d) At the Annual Meeting, the stockholders approved an amendment to the Company's 1997 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the 1997 Stock Incentive Plan from 1,875,000 shares to 2,375,000 shares by a vote of 8,679,384 for, out of a total 9,042,038 present in person or by proxy and entitled to vote at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            We filed a report on Form 8-K on May 7, 2001 relating to the adjournment of our annual meeting of shareholders.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLEXIINTERNATIONAL SOFTWARE, INC.



                                    By: /s/ Stefan R. Bothe
                                        ----------------------------------------
                                        Stefan R. Bothe, Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: August 14, 2001