Form 10-Q
period 2001-09-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2001-11-14
CIK 1015464

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30,2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ________

Commission File Number: 000-23453

                        FLEXIINTERNATIONAL SOFTWARE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                     06-1309427
   (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
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

                                 Yes [X] No [ ]


As of September 30, 2001, there were 17,784,181 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   -----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
        Condensed Consolidated Balance Sheets .............................           3
        Condensed Consolidated Statements of Operations ...................           4
        Condensed Consolidated Statements of Cash Flows ...................           5
        Condensed Consolidated Statement of Stockholders' Deficit .........           6
        Notes to Condensed Consolidated Financial Statements ..............           7
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................           8
Item 3. Quantitative and Qualitative Disclosures About Market Risk ........          13

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings ................................................          13
Item 2.  Changes in Securities and Use of Proceeds ........................          13
Item 3.  Default upon Senior Securities ...................................          13
Item 4.  Submission of matters to a Vote of Security Holders ..............          13
Item 5.  Other Information ................................................          13
Item 6.  Exhibits and Reports on Form 8-K .................................          13


Signature .................................................................          14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (unaudited)

                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                 2001              2000
                                                                                             -------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                  $    314           $  1,389
    Marketable securities - restricted                                                               37                108
    Accounts receivable, net of allowance for doubtful accounts of $177 and
         $352, respectively                                                                       3,334              2,558
    Prepaid expenses and other current assets                                                       242                322
                                                                                               --------           --------

 Total current assets                                                                             3,927              4,377

Property and equipment at cost, net of accumulated depreciation
     of $4,509 and $4,154, respectively                                                             474                841
Goodwill, net of accumulated amortization of $7,521 and $6,582,
     respectively                                                                                 1,245
Other assets                                                                                        181                160
                                                                                               --------           --------
     TOTAL ASSETS                                                                              $  4,582           $  6,623
                                                                                               ========           ========

     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                                                        $  1,473           $  1,666
  Accrued restructuring                                                                              --                 27
  Short term portion of long-term debt                                                              701                976
  Deferred revenues                                                                               5,156              5,012
                                                                                               --------           --------
     Total current liabilities                                                                    7,330              7,681

Long term debt-less current portion                                                                 321                457
                                                                                               --------           --------
     Total liabilities                                                                            7,651              8,138
                                                                                               --------           --------

Stockholders' deficit:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued                            --                 --
Common stock: $.01 par value; 50,000,000 shares authorized; issued shares -                         178                177
   17,784,181 and outstanding shares - 17,784,181 and 17,672,703, respectively
 Additional paid-in capital                                                                      56,117             56,128
 Accumulated deficit                                                                            (59,655)           (58,094)
 Other accumulated comprehensive income                                                             291                293
 Common stock in treasury at cost - 10,430 shares                                                   (19)
                                                                                               --------           --------
     Total stockholders' deficit                                                                 (3,069)            (1,515)
                                                                                               --------           --------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $  4,582           $  6,623
                                                                                               ========           ========

See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------         ------------------------
                                                       2001             2000             2001             2000
                                                     --------         --------         --------         --------
REVENUES:
   Software license                                  $    368         $    769         $  2,275         $  2,815
   Service and maintenance                              1,490            2,033            5,016            6,511
                                                     --------         --------         --------         --------
       Total revenues                                   1,858            2,802            7,291            9,326
                                                     --------         --------         --------         --------

COST OF REVENUES:
   Software license                                       291              228              444              428
   Service and maintenance                                571              649            1,807            2,865
                                                     --------         --------         --------         --------
      Total cost of revenues                              862              877            2,251            3,293
                                                     --------         --------         --------         --------

GROSS PROFIT                                              996            1,925            5,040            6,033
                                                     --------         --------         --------         --------

OPERATING EXPENSES:
   Sales and marketing                                    602              380            2,123            1,233
   Product development                                    270              529            1,335            1,978
   General and administrative                             940              960            2,257            2,731
   Goodwill impairment                                    862               --              862               --
                                                     --------         --------         --------         --------
      Total operating expenses                          2,674            1,869            6,577            5,942
                                                     --------         --------         --------         --------

OPERATING (LOSS) INCOME                                (1,678)              56           (1,537)              91

Net interest expense                                       (9)              (5)             (24)              (5)
                                                     --------         --------         --------         --------

(LOSS) INCOME BEFORE INCOME TAXES                      (1,687)              51           (1,561)              86
Provision for income taxes                                 --               --               --               --
                                                     --------         --------         --------         --------
NET (LOSS) INCOME                                    $ (1,687)        $     51         $ (1,561)        $     86
                                                     ========         ========         ========         ========

BASIC NET (LOSS) INCOME PER SHARE                    $  (0.10)        $   0.00         $  (0.09)        $   0.00
                                                     ========         ========         ========         ========

Weighted average common shares outstanding             17,705           17,669           17,686           17,665
                                                     ========         ========         ========         ========

DILUTED NET (LOSS) INCOME  PER SHARE                 $  (0.10)        $   0.00         $  (0.09)        $   0.00
                                                     ========         ========         ========         ========
Weighted average common shares outstanding             17,705           17,919           17,686           17,996
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

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                             -----------------------------
                                                                               2001                 2000
                                                                             --------             --------
Cash flows from operating activities:
Net (loss) income                                                            $ (1,561)            $     86
Non-cash items:
  Depreciation and amortization                                                   780                  972
  Goodwill impairment                                                             862                   --
  Provision for doubtful accounts                                                  --                  180
  (Loss) gain on disposal of assets                                                (4)                  14
Change in operating accounts:
  Accounts receivable                                                            (780)               3,808
  Prepaid expenses and other assets                                                58                   16
  Accounts payable and accrued expenses                                           (47)              (1,764)
  Accrued restructuring                                                           (27)                (295)
  Deferred revenue                                                                153               (3,764)
                                                                             --------             --------
Net cash used in operating activities                                            (566)                (747)
                                                                             --------             --------

Cash flows from investing activities:
  Sales of marketable securities                                                   71                   --
  Proceeds from the sale of property and equipment                                  1
  Purchases of property and equipment                                             (32)                 (12)
                                                                             --------             --------
Net cash provided by (used in) investing activities                                40                  (12)
                                                                             --------             --------

Cash flows from financing activities:
  Repayments of debt                                                             (151)                  --
  Proceeds from employee stock purchase plan                                        9                    8
  (Payments of) additions to capital lease obligations                           (402)                 128
                                                                             --------             --------
Net cash (used in) provided by financing activities                              (544)                 136
                                                                             --------             --------

Effect of exchange rate changes on cash                                            (5)                 230
                                                                             --------             --------

Decrease in cash and cash equivalents                                          (1,075)                (393)
Cash and cash equivalents at beginning of period                                1,389                1,874
                                                                             --------             --------
Cash and cash equivalents at end of period                                   $    314             $  1,481
                                                                             ========             ========

Supplemental disclosures:
  Interest paid in cash                                                      $     30             $     45
  Conversion of accounts payable into notes payable                          $    142

See accompanying notes to condensed consolidated financial statements.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (unaudited)

                                                                                       Other
                                         Common Stock       Additional                compre-                Total        Compre-
                                      ------------------     paid-in    Accumulated   hensive   Treasury  stockholders'   hensive
                                      Shares      Amount     capital      deficit     income     stock      deficit         loss
                                    ----------    ------    ----------  -----------   -------   --------  ------------    -------
Balance at December 31, 2000        17,683,133     $177     $ 56,128      $(58,094)     $ 293      $(19)     $(1,515)
Shares issued for stock plan           101,048        1          (11)           --         19         9
Net loss                                    --       --           --        (1,561)        --        --       (1,561)     $(1,561)
Currency translation adjustment             --       --           --            --         (2)       --           (2)          (2)
                                                                                                                          -------
Comprehensive loss                          --       --           --            --         --        --           --      $(1,563)
                                    ----------     ----     --------      --------      -----      ----      -------      =======

Balance at September 30, 2001       17,784,181     $178     $ 56,117      $(59,655)     $ 291      $ --      $(3,069)
                                    ==========     ====     ========      ========      =====      ====      =======

     See accompanying notes to condensed consolidated financial statements.

                        FlexiInternational Software, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

NOTE 2-NEW ACCOUNTING STANDARDS

On July 5, 2001, the Financial Accounting Standards Board approved Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them (see Note 4). SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning in the first quarter of 2002. The financial statements will not be impacted.

NOTE 3-SIGNIFICANT EVENTS

During the first quarter of 2001, we completed an audit under the terms of a contract with one of our partners, which encompassed several years of royalty payments. Our claim amounts to $1.7 million, which they dispute. We met on several occasions with this customer during the second quarter in an attempt to settle this dispute without success. We recorded this amount in accounts receivable and, because the amount is in dispute, have deferred the entire amount that was invoiced. We will recognize the income when either an agreement can be reached with the customer or it can be otherwise determined that we are assured of the collection of the amounts owed. As is provided under the terms of the contract, we requested binding arbitration on July 18, 2001.

NOTE 4-IMPAIRMENT OF GOODWILL

During September of 2001 management conducted a periodic impairment assessment of the intangible assets resulting from the Dodge acquisition, which took place in June of 1998. As a result of that review, management concluded that an impairment had occurred with the goodwill and intangible assets and that the remaining balance relating to the Dodge acquisition in the amount of $862,000 should be written off in the current quarter. Flexi's financial data warehouse products, based on older technologies, will not be upgraded to current technology and therefore these products will not be competitive in the future. While we expect to maintain these products for our current support customers, we do not expect any revenue from new sales in the future. Prior to the reassessment, the unamortized balance of the intangible assets was $862,000, consisting of $727,000 of acquired software and $135,000 of goodwill.

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

OVERVIEW

      FlexiInternational Software Inc. designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution - composed of FlexiFinancials, FlexiFinancial Datawarehouse (FlexiFDW), FlexiInfoAccess and FlexiTools - is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. In addition, we recently began marketing our Financial Management Services (FMS) solution, a business process outsourcing (BPO) service designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and fast growing start-up companies want to outsource their back office accounting processes while they focus on the financial analysis, cash management and the strategic issues of their business.

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

      Historically, our revenues have been derived from both domestic sales and international sales, with the international revenues comprising 19% of total revenues for both of the three-month periods ended September 30, 2001 and 2000. Our international sales generally have the same cost structure as our domestic sales. A majority of international sales are denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. In addition, our international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated.



                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                          2001           2000                 2001          2000
                                     ------------------------------      -----------------------------
REVENUES:

   Software license                           19.8%          27.4%                31.2%         30.2%
   Service and maintenance                    80.2%          72.6%                68.8%         69.8%
                                     ------------------------------      -----------------------------
       Total revenues                        100.0%         100.0%               100.0%        100.0%
                                     ------------------------------      -----------------------------
COST OF REVENUES:
   Software license                           15.7%           8.1%                 6.1%          4.6%
   Service and maintenance                    30.7%          23.2%                24.8%         30.7%
                                     ------------------------------      -----------------------------
      Total cost of revenues                  46.4%          31.3%                30.9%         35.3%
                                     ------------------------------      -----------------------------

GROSS PROFIT                                  53.6%          68.7%                69.1%         64.7%
                                     ------------------------------      -----------------------------

OPERATING EXPENSES:

   Sales and marketing                        32.4%          13.6%                29.1%         13.2%
   Product development                        14.5%          18.9%                18.3%         21.2%
   General and administrative                 50.6%          34.3%                31.0%         29.3%
   Goodwill impairment                        46.4%           0.0%                11.8%          0.0%
                                     ------------------------------      -----------------------------
      Total operating expenses               143.9%          66.8%                90.2%         63.7%
                                     ------------------------------      -----------------------------

OPERATING (LOSS) INCOME                     (90.3)%           1.9%              (21.1)%          1.0%

Net interest expense                         (0.5)%         (0.2)%               (0.3)%        (0.1)%
                                     ------------------------------      -----------------------------

LOSS INCOME BEFORE INCOME TAXES             (90.8)%           1.7%              (21.4)%          0.9%
Provision for income taxes                        -              -                    -             -
                                     ------------------------------      -----------------------------
NET (LOSS) INCOME                           (90.8)%           1.7%              (21.4)%          0.9%
                                     ==============================      =============================

      Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 34%, from $2.8 million for the quarter ended September 30, 2000 to $1.9 million for the quarter ended September 30, 2001. Total revenues for the nine-month period decreased 22% to $7.3 million.

      Software license revenues decreased 52% and 19% to $368,000 and $2.3 million in the third quarter and the first nine-months of the current year, respectively, from $769,000 and $2.8 million in the comparable periods of the prior year. The decrease in license revenue for the three month period ending September 30, 2001 is primarily attributable to a decrease in product sales. The decrease in license revenue for the nine-month period ending September 30, 2001 is primarily attributable to a reduction of one time events that occurred during the nine month period ended September 30, 2000. One customer accounted for 74% of the software license revenue recognized during the first quarter of the current year, and another customer accounted for almost half of last year's first quarter's software license revenue. Approximately $1.0 million of the current year's license revenue for the nine-month period was previously deferred income from a former customer, which was recognized upon settlement of a long-standing dispute. During the third quarter, we reduced the size of our sales department and refocused our efforts on building our FMS solution and our BPO business. We intend to focus on our reseller relationships to increase sales of our FMS solution to generate more dependable and recurring sources of revenue.

        Service and maintenance revenues decreased over 20%, for both the third quarter and nine-month periods from the levels of the comparable periods of the prior year. This decrease continues to be primarily attributable to a decline in service revenue due to fewer active client implementations. We do not expect this trend to be reversed until we begin to experience a higher level of new product sales.

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

      The cost of software license revenues is not indicative of our normal operations because in both the first quarter of the current year and the first and second quarters of last year there were settlements with former customers that resulted in the recognition of revenue without any associated cost of revenues. In the third quarter of the current year our new license sales consisted of a higher percentage of sales of third party software, which in turn resulted in a higher cost of software sales.

      Cost of service and maintenance revenues declined substantially in both the third quarter and the nine-month period of the current year versus the comparable periods of the prior year as a direct result of a reduction in staffing due to a lower level of client implementations.

        Operating Expenses. Aggregate operating expenses, before the one time charge for the impairment of goodwill, for the third quarter and the nine-month period were 3% and 4% below those for the prior year's third quarter and nine-month period respectively. During the quarter, we made the decision to reduce costs in every aspect of our business. During the third quarter, we reduced the size of our sales department and refocused our efforts on building our FMS solution and our BPO business. We intend to focus on our reseller relationships to increase sales of our FMS solution to generate more dependable and recurring sources of revenue. These actions had the immediate effect of reducing our ongoing operating expenses.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for our sales staff. Sales and marketing expenses increased 58% to $602,000 for the third quarter of 2001 from $380,000 in the comparable period of last year and increased 72% to $2.1 million for the nine-month period, in each case, primarily due to the build-up of our sales force. [As we decrease our sales force and focus our efforts on our reseller relationships we expect that our sales expenses will also decrease]. The amounts for the nine-month period of the current year included approximately $330,000 in commissions awarded to sales agents in arbitration, which was previously disclosed.

      Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. Product development expenses decreased 49%, to $270,000 for the quarter ended September 30, 2001 from $529,000 for the quarter ended September 30, 2000. For the nine-month period, these expenses declined 33% or $643,000 to $1.3 million. The declines in both periods were primarily due to a reduction in headcount. Product development expenses are expected to continue to be at reduced levels until revenue begins to increase.

General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses declined 2% and 17% to $940,000 and $2.3 million for the quarter and nine-month period ended September 30, 2001, respectively, from $960,000 and $2.7 million in the third quarter and nine-month period of fiscal year 2000. This is primarily due to a reduction in headcount and reduced professional fees. We expect the level of general and administrative expenses to continue to decline [DOES GOOD WILL IMPACTG&A?] as we continue to reduce our usage of outside professionals and work to further reduce other expenses in this area.

Impairment of Goodwill. During September of 2001 management conducted a periodic impairment assessment of the intangible assets resulting from the Dodge acquisition, which took place in June of 1998. As a result of that review, management concluded that an impairment had occurred with the goodwill and intangible assets and that the remaining balance of goodwill relating to the Dodge acquisition in the amount of $862,000 should be written off in the current quarter.

Interest Income and Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities. Net interest expense was $9,000 for the third quarter and $24,000 for the nine-month period of the current year. Net interest expense increased over the comparable periods last year as a result of the reduced level of funds invested in the current fiscal year as compared to the prior year, while our interest expense increased as a result of interest on notes payable to vendors and borrowings under our equipment financing arrangements.

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

      As of September 30, 2001, we had cash and cash equivalents of $351,000, a decrease of $1,146,000 from December 31, 2000. Cash declined primarily as a result of a loss on operations and payments on trade accounts payable and long term financing arrangements. Our working capital deficit at September 30, 2001 was $3.4 million, compared to $3.3 million at December 31, 2000. This working capital deficit is primarily the result of deferred revenues of $5.0 million and $5.1 million at December 31, 2000 and September 30, 2001, respectively. Our operating activities resulted in net cash outflow of $566,000 for the nine months ended September 30, 2001, and results primarily from payment of previously accrued liabilities and a reduction of deferred revenue. Our financing activities resulted in a net cash outflow for the nine months ended September 30, 2001 of $544,000, principally from payment of lease obligations and notes payable.

      While we believe that cash and cash equivalents and cash generated internally by operations will be sufficient to meet our working capital requirements for the next several quarters, we caution that this is contingent upon our continuing to have substantially breakeven results over the next several quarters. We are currently evaluating financing alternatives; however, there can be no assurance that capital will be available to us on favorable terms, or at all.

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

      The timing, size and nature of individual licensing transactions are important factors in our quarterly results of operations. Many such transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. In addition, the sales cycles associated with these transactions are subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles and customers' internal approval processes. There can be no assurance that we will be successful in closing such large transactions on a timely basis or at all. Software license revenues under our license agreements are recognized upon delivery and installation of the product and when all significant contractual obligations have been satisfied. Significant obligations would include future promises of enhancements and/or modifications that are essential to the product. Delays in the installation of the software, including potential delays associated with contractual enhancements to our software products, could materially adversely affect the quarterly results of operations. In addition, as we derive a significant proportion of total revenues from license revenues, we may realize a disproportionate amount of our revenues and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter. Accordingly, delays in product delivery and installation or in the closing of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels.

      Due to all of the foregoing factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenues and results of operations will not vary substantially. It is also possible that in some future quarter our results of operations will be below the expectations of public market analysts and investors. In either case, the price of our Common Stock could be materially adversely affected.

      Dependence on Key Personnel. Our performance depends substantially on the performance of our Chief Executive Officer, Stefan Bothe as well as our limited sales force and other software professionals, particularly project managers, software engineers and other senior technical personnel. We are dependent on our ability to attract, retain and motivate high-quality personnel, especially our management, sales staff and highly skilled development team. We do not have employment contracts with any of our key personnel. The further loss of services of any of our key employees could have a material adverse effect on our business, financial condition and results of operations. We maintain a key person insurance policy on Stefan R. Bothe, Chairman of the Board of Directors, Chief Executive Officer and acting Chief Financial Officer.

      Lengthy Sales Cycle. The Company's software is often used for business-critical purposes, and its implementation involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available software and require the Company to expend substantial time, effort and money educating potential customers about the value of the Company's solutions. Sales of the Company's software products require an extensive education and marketing effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor a competing vendor or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between three and nine months. Due to the length of the sales cycle for our software products, including delays in implementing the Company's software across several functional and geographic areas of an organization, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company's business, financial condition or results of operations.

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

      Risks Associated with Third-Party Channels. We address certain vertical and geographic markets through our partners. We rely on our third-party channels to provide sales and marketing presence and name recognition, as well as the resources necessary to offer industry-specific financial accounting solutions. Although we expect to dedicate significant resources to develop our partners, there can be no assurance that we will be able to attract and retain qualified firms in targeted vertical markets. Our failure of to maintain our current third-party channels or find other third-party channels, our inability to adequately support such channels, the development of competitive products and services by our third-party channels or the entry by such firms into alliances with our competitors would substantially limit our ability to market our products and services and, accordingly, have a material adverse effect on our business, financial condition and results of operations. Although we have attempted to seek partners in distinct vertical markets and distributors in distinct geographic markets, and to manage them in a manner to avoid potential channel conflicts, there can be no assurance that channel conflicts may not develop. Any such conflicts may adversely affect our relationship with third-party channels or adversely affect our ability to develop new channels.

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

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                  None

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

                      None

ITEM 3.        DEFAULT UPON SENIOR SECURITIES

                      None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

ITEM 5.        OTHER INFORMATION

                     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                 None

              (b)   Reports on Form 8K

                      None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FLEXIINTERNATIONAL SOFTWARE, INC.

      Date: November  14 , 2001      By   /s/ Stefan R. Bothe
                                        ------------------------------------------------------------
                                          Stefan R. Bothe, Chairman of the Board, President,
                                          Chief Executive Officer and acting Chief Financial Officer
                                          (Principal Executive Officer and Principal Financial Officer)