Form 10-K405
period 2001-12-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2002-04-01
CIK 1015464

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the registrant, based upon the closing sales price of Common Stock, par value $0.01 per share, on March 1, 2002 as reported on the OTC Bulletin Board, was approximately $0.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting Common Stock authorized or outstanding.

     As of March 1, 2002, Registrant had 17,784,185 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be held on Monday, May 24, 2002 (the "2002 Proxy Statement") which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2001, are incorporated by reference in Items 10, 11, and 12 of Part III of this Report on Form 10-K. With the exception of the portions of the 2002 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as a part of this Form 10-K.

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. For example, we have made forward-looking statements with respect to our future revenue growth herein. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Certain factors that May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K. In addition, you should carefully review the risk factors included in our documents filed from time to time with the Securities and Exchange Commission, including our Annual Report of Form 10-K for the year ended December 31, 2001 and our Quarterly Reports on Form 10-Q. In addition, from time to time we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.

                       FLEXIINTERNATIONAL SOFTWARE, INC.

                                   FORM 10-K
                               2001 ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I

Item 1.           Business....................................................    1
Item 2.           Properties..................................................    4
Item 3.           Legal Proceedings...........................................    4
Item 4.           Submission of Matters to a Vote of Security Holders.........    5
Item 4A           Executive Officers of the Company...........................    5

PART II

Item 5.           Market for Company's Common Equity and Related Stockholder      6
                  Matters.....................................................
Item 6.           Selected Consolidated Financial Data........................    7
Item 7.           Management's Discussion and Analysis of Financial Condition     8
                  and Results of Operations...................................
Item 7A           Quantitative and Qualitative Disclosure about Market Risk...   19
Item 8.           Financial Statements and Supplementary Data.................   20
Item 9.           Changes in and Disagreements with Accountants on Accounting    42
                  and Financial Disclosure....................................

PART III

Item 10.          Directors and Executive Officers of the Company.............   42
Item 11.          Executive Compensation......................................   42
Item 12           Security Ownership of Certain Beneficial Owners and            42
                  Management..................................................
Item 13.          Certain Relationships and Related Transactions..............   42

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form    43
                  8-K.........................................................
                  Signatures..................................................   44
                  Exhibit Index...............................................   45

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     FlexiInternational Software, Inc., or Flexi or the Company, was organized as a Connecticut corporation in 1990 and reincorporated in Delaware in 1993. Flexi designs, develops, markets and supports the Flexi family of financial application software and related applications and tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse, or FlexiFDW, FlexiInfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. We believe that our solution's distributed, object-oriented, component-based architecture provides significant advantages over traditional financial accounting software, including greater transaction throughput and scalability, ease of implementation, modification and use, and reduced cost of ownership. We market our products as packaged accounting software solutions to companies for in-house accounting operations as well as an accounting services solution for companies which want to outsource their back office accounting operations as part of a business process outsourcing, or BPO, strategy. The former involves a traditional software sale with upfront license fees, implementation consulting and annual maintenance fees. The latter involves long-term service contracts of 3-5 year duration with fixed monthly fees which cover the use of the software and the actual accounting services provided by Flexi.

     In the second half of 2001, we began marketing our financial management services, or FMS, solution, a BPO service that we expect will leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that mid-sized and fast growing companies could achieve significant benefits from outsourcing their back office accounting processes while they focus on financial analysis, cash management and the strategic issues of their business.

     Flexi products are designed to support new technologies as they develop, including the Internet and corporate intranets, can be modified quickly and efficiently by users to create tailored business solutions and can seamlessly integrate with new applications to support evolving business processes. Rapidly changing market conditions and intensifying competitive pressures have in recent years increased the need for highly functional, flexible financial accounting systems. The systems must have sufficient performance and adaptability to continue to provide timely and accurate information as organizations change business processes to meet evolving market and operational requirements. This is particularly true for organizations experiencing rapid growth in dynamic markets, and for multinational organizations, which face the complex task of managing financial information in multiple tax jurisdictions, currencies and languages. Furthermore, organizations require financial accounting systems that offer broad functionality across dispersed locations and workgroups. These functional and technological requirements are especially critical in businesses centered around the timely collection, analysis and dissemination of vast amounts of numerical information.

     In 2002 we intend to expand our product offering of FMS and recruit BPO partners. Flexi expects to offer FMS to the mid-market sector in various select industries. We anticipate that our sales channel will consist of both direct and indirect distribution with greater emphasis placed on indirect distribution. We believe that there is a large market for the advanced functionality of our products, and we are seeking to exploit this market both domestically and internationally. Our indirect sales channel consists of resellers or Flexi Industry Partners or FIPs that address select vertical markets and regional BPO partners. We currently have relationships with FIPs in the healthcare and insurance industries, and we expect to establish additional relationships to complement our direct sales force and FIPs to provide penetration into additional geographic and vertical markets. Our customers for FlexiFinancials include Mutual of America, SE Banken, Netstock Direct, Unitil, Wells Fargo, Lloyds Treasury, Credit Lyonnais, Camden Properties, Nomura International, RMB-South Africa and Washington Mutual.

     Flexi's goal is to establish itself as a global provider in the mid-market financial accounting software and BPO market. Key elements of our strategy include:

     to continue to invest in research and development to strengthen the Flexi financial accounting solution delivery over the Internet;

     to continue to target the solution to users with sophisticated financial accounting requirements;

     to deliver a reduced overall cost of ownership of financial accounting systems to current and prospective customers;

     to leverage strategic relationships with key FIPs in target industries and accounting firms to grow our BPO service offering; and

     to expand indirect sales and distribution capabilities both in the U.S. and internationally.

PRODUCTS

     The Flexi solution, FlexiFinancial Enterprise Suite, is an integrated suite of financial accounting applications, together with related information applications and development tools, that address the needs of users with sophisticated financial accounting requirements and is easily customized and supports the latest technologies as they evolve. The FlexiFinancial Enterprise Suite is composed of the Company's three core families of products:

     FlexiFinancials financial accounting systems;

     Flexi Financial Datawarehouse; and

     FlexiTools development and customized tools.

     The following table provides selected information relating to these core products. All of our products can operate on a fully integrated basis, be licensed separately for use on a stand-alone basis or for integration with products from third-party vendors, or purchased for use in outsourced environments.

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

     - FlexiProjects. FlexiProjects, the most recent addition to the FlexiFinancials integrated suite of accounting applications, allows for the management of costs for any type of capital project, whether it's software development, building a new facility, or building improvements. FlexiProjects stores, tracks and analyzes all project costs and insures that project information is always reconciled with general ledger, purchasing, and other financial data.

  Flexi Financial Datawarehouse

     The ability to produce in-depth management reports on the various aspects of a business is crucial. Flexi FDW is a high-performance financial and operational tool for performing analysis with multi-dimensional roll-ups, and drill-down and multi-currency capabilities. It creates a single repository of financial and operational information for the user. It processes data according to customer defined accounting and financial rules and offers a unified view of a company's entire operation, giving the user the information on profitability, risk, and new opportunities. It provides this visibility through a flexible data model.

     - FlexiFDW. FlexiFDW features an open client/server architecture and uses an event-driven model to organize and track information. It processes, reconciles, standardizes and reports information based on the business or accounting rules established by the user in the Flexi Financial Rules Engine or some other type of rules engine. FlexiFDW accepts information directly from the user's organization's source systems -- regardless of their age, complexity, or number. FlexiFDW is fully Euro compliant.

     - FlexFRE. FlexiFRE provides an efficient, effective way to clean, validate, enrich and transform data from an organization's source systems. It creates a single, standardized layer between front- and back-office source systems and a data warehouse or back-end reporting system. Just as important, it enables the user to use a graphical interface to build your organization's business logic directly into the data capture process.

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

     - FlexiControl permits users to define and manage system-wide controls, such as security and server-based processing.

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

FINANCIAL MANAGEMENT SERVICES

     FlexiFMS provides the outsourcing of back office accounting processes. Flexi handles the back office accounting functions remotely for clients who will then have access to the data for financial management, analysis and reporting. We believe that Flexi's experience with a broad range of accounting solutions with its in-house managed installations as well as its ownership of the software gives Flexi an advantage over other BPO providers.

INTERNATIONAL OPERATIONS

     In June 1998, Flexi acquired The Dodge Group, a company specializing in financial data warehouse solutions having it principal offices in the United Kingdom. Flexi believes that the acquisition of The Dodge Group has given Flexi a business and marketing presence in the United Kingdom's banking and financial services industry and has helped Flexi to continue to maintain an international business presence.

     During the years ended December 31, 2001, 2000, and 1999, the Company's international revenues were approximately 19.2%, 18.9%, and 31.0%, of total revenues, respectively. The Company presently has customers in North America, Europe, Asia, and South Africa.

CUSTOMERS

     The Company's customers include a wide range of financial institutions and other organizations that require a high level of functionality from their financial accounting software, including banks, insurance companies and other financial services firms, as well as organizations in other industries such as healthcare and technology. In each of the years ended December 31, 2001, 2000, and 1999, two customers represented 10% or more of the Company's total revenues, or an aggregate of 40.6%, 38.2%, and 39.0% of total revenues, respectively. The two customers who each made up greater than 10% of the Company's revenue for the year ended December 31, 2001 were Citigroup and McKesson/HBOC.

EMPLOYEES

     As of December 31, 2001, the Company had 44 employees, 33 domestically and 11 internationally.

ITEM 2.  PROPERTIES

     Flexi is headquartered at Two Enterprise Drive, Shelton, Connecticut 06484, where it leases approximately 9,697 square feet under a lease expiring in June 2003. In addition, Flexi maintains approximately 2,700 square feet of leased office space in Bonita Springs, Florida, under a lease expiring in December 2002 and 2,300 square feet in London, United Kingdom, under a lease expiring in February 2005. Flexi believes that its leased space is sufficient for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     On July 18, 2001, the Company filed for arbitration with the American Arbitration Association in a royalty and enhancement fee dispute with its healthcare industry reseller McKesson Information Services (formerly known as McKesson HBOC). Several offers by the Company to settle the dispute were rejected by McKesson. Arbitration is proceeding and the Company expects the case to be heard in 2002.

     The Company is also a party to various disputes and proceedings arising from the ordinary course of general business activities. The Company is also finalizing a sales tax audit by the State of Connecticut involving past acquisition of computer and related equipment. Although the final outcome of these matters cannot be determined, we believe that these matters will not seriously harm our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2001 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following individuals are the executive officers of Flexi as of February 2002:

NAME                                              AGE                  POSITION
----                                              ---                  --------
Stefan R. Bothe.................................  53    Chairman of the Board, Chief Executive
                                                        Officer and President
Dmitry Trudov...................................  29    Chief Technology Officer and Vice
                                                        President, Software Development
Adrian A. Marchi................................  38    Vice President, USA Sales

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

     Mr. Trudov has served as Chief Technology Officer and Vice President, Software Development responsible for software development, client services, hotline support, quality assurance and MIS since August 2001. From April 2000 to August 2001, Mr. Trudov served as the Company's Chief Technology Officer responsible for all technical aspects of the company including MIS, database support, top-level support for Flexi customers, company infrastructure and technical input to the development team. Mr. Trudov also held the positions within the Company of Manager, Technology Services from October 1999 to April 2000, Sales Support Engineer from 1998 to 1999 and Internet Development Engineer/Webmaster and Pre-Sales Technical Engineer from 1996 to 1998. From January 1996 to July 1996, Mr. Trudov was employed by Acorn Information Services, Inc., an Internet consulting services company.

     Mr. Marchi has served as Vice President, USA Sales since December 2000. From February 2000 to December 2000, Mr. Marchi was Vice President, Sales of the Applications and Information Management Solutions Group for Computer Associates International, a leading software company. From 1999 to 2000, Mr. Marchi was Vice President of Modis Professional Services, a consulting company. Prior to joining Modis, Mr. Marchi was Managing Director at Indus International from 1996 to 1999, a software and consulting company.

     Each officer serves at the discretion of the Board of Directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. With the exception of Mr. Bothe and Jennifer V. Cheng, a director of the Company, who are husband and wife, there are no family relationships among any of the executive officers or directors of the Company.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

FISCAL YEAR ENDED DECEMBER 31, 2000(1)                        HIGH     LOW
--------------------------------------                        -----   -----
First Quarter...............................................  $1.78   $0.75
Second Quarter..............................................  $1.25   $0.38
Third Quarter...............................................  $0.42   $0.13
Fourth Quarter..............................................  $0.36   $0.09

FISCAL YEAR ENDED DECEMBER 31, 2001(1)                         HIGH     LOW
--------------------------------------                        -----   -----
First Quarter...............................................  $0.20   $0.11
Second Quarter..............................................  $0.21   $0.13
Third Quarter...............................................  $0.16   $0.09
Fourth Quarter..............................................  $0.15   $0.08

---------------

(1) The high and low price may represent over-the-counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of March 1, 2001, the approximate number of holders of record of the Company's Common Stock was 100. The number of holders of record of the Company's Common Stock differs from the number of beneficial owners of such Common Stock because a significant number of shares are held by depositories, brokers and other nominees.

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

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

     The selected historical consolidated financial data presented below as of December 31, 2001, 2000, 1999, 1998, and 1997, and for the years then ended, are derived from the consolidated financial statements of Flexi, which 2001 consolidated financial statements have been audited by, Hill, Barth & King, LLC, 2000 and 1999 by Deloitte & Touche LLP, and 1997 and 1998 by PricewaterhouseCoopers LLP, independent certified public accountants. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations for such periods.

                                                              YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   2001      2000       1999      1998      1997
                                                  -------   -------   --------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software license..............................  $ 2,917   $ 4,112   $  3,385   $10,542   $13,901
  Service and maintenance.......................    6,598     8,324     12,169    13,754     7,723
                                                  -------   -------   --------   -------   -------
          Total revenues........................    9,515    12,436     15,554    24,296    21,624
                                                  -------   -------   --------   -------   -------
Cost of revenues:
  Software license..............................      684       636        586     1,757       828
  Service maintenance...........................    2,308     3,956      7,491    10,584     5,450
                                                  -------   -------   --------   -------   -------
          Total cost of revenues................    2,992     4,592      8,077    12,341     6,278
                                                  -------   -------   --------   -------   -------
Operating expenses:
  Sales and marketing...........................    2,552     1,632      5,919    11,233     7,820
  Product development...........................    1,616     2,689      6,887    10,752     7,880
  General and administrative....................    2,847     3,365      7,153     6,191     2,316
  Goodwill impairment...........................      862        --      4,224        --        --
  Restructuring charge..........................       --        --      1,824        --        --
  Acquired in-process research and
     development................................       --        --         --     1,890        --
                                                  -------   -------   --------   -------   -------
          Total operating expenses..............    7,832     7,686     26,007    30,066    18,016
                                                  -------   -------   --------   -------   -------
Operating income (loss).........................   (1,309)      158    (18,530)  (18,111)   (2,670)
Net interest income (expense)...................  $   (29)  $    (1)  $     49   $   880   $    27
                                                  -------   -------   --------   -------   -------
Income (loss) before income taxes...............   (1,383)      157    (18,481)  (17,231)   (2,643)
Income taxes....................................  $    --   $    --   $     --   $    --   $    --
                                                  -------   -------   --------   -------   -------
Net income (loss)...............................  $(1,383)  $   157   $(18,481)  $(17,231) $(2,643)
                                                  =======   =======   ========   =======   =======
Income (loss) per share:
  Basic.........................................  $ (0.08)  $  0.01   $  (1.06)  $ (1.02)  $ (0.42)
                                                  =======   =======   ========   =======   =======
  Diluted.......................................  $ (0.08)  $  0.01   $  (1.06)  $ (1.02)  $ (0.42)
                                                  =======   =======   ========   =======   =======
Weighted average shares:
  Basic.........................................   17,713    17,669     17,414    16,938     6,332
  Diluted.......................................   17,713    17,669     17,414    16,938     6,332

                                                              YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   2001      2000       1999      1998      1997
                                                  -------   -------   --------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Cash and cash equivalents.......................  $   637   $ 1,389   $  1,874   $ 7,876   $24,622
Marketable securities...........................       --     108(1)        --     3,000        --
Working capital (deficit).......................   (2,648)   (3,304)    (5,197)    7,497    26,676
          Total assets..........................    3,411     6,623     12,072    32,911    35,670
Stockholders' equity (deficit)..................   (2,887)   (1,515)    (1,918)   16,614    27,706

---------------

(1) Marketable securities are restricted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Factors that may Affect Future Results" commencing on page 15, as well as those otherwise discussed in this section and elsewhere in this annual report on form 10-K.

OVERVIEW

     FlexiInternational Software Inc. designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, FlexiFinancial Datawarehouse, or FlexiFDW, FlexilnfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. We sell our software for use in traditional in-house accounting operations as well as through our business outsourcing service, or BPO, to companies which want to outsource their back office accounting processes.

     Our Financial Management Services solution, or FMS, a BPO service, is designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and start-up fast growing companies would benefit substantially from outsourcing their back office accounting processes to enable them to better focus on financial analysis, cash management and the strategic issues of their business. As part of our BPO sales strategy, we recruit regional resellers of our FMS solution which will pay us a percentage of the fee they collect for using our software and related solutions. Some resellers will handle the complete BPO service while others will handle the client relationship and Flexi will handle the hosting and accounting aspects of the service. We recently signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller's BPO service. According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to double in size over the next three years. However, the full acceptance of this solution is still several years away.

     We derive our revenue primarily from software license and maintenance agreements and, to a lesser extent, from reselling third party products:

     - revenues from noncancellable software license agreements entered into between our customers and us with respect to our products;

     - royalties due us from third parties that distribute our products; and

     - to a lesser extent, third-party products distributed by us.

     - Maintenance fees from our clients which are renewed annually.

     Historically, the Company's revenues have been derived from both domestic sales and international sales, with the international sales comprising approximately 19.2%, 18.9%, and 31.0% of total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Our international sales generally have the same cost structure as our domestic sales. The majority of our international sales are transacted in British pounds sterling and an increase in the value of the British pound relative to the currency of the country in which we are selling our product, could make our products more expensive and potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain factors that May Affect Future Operating Results."

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note B to our Consolidated Financial Statements. However, certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, the Company's management uses its judgment in making certain assumptions and estimates. Our critical accounting policies include:

     - Revenue Recognition: Flexi recognizes license revenue upon shipment, outsourcing and consulting services when they are performed and annual maintenance contracts on a prorated monthly basis over the term. However, revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Significant obligations would include future promises of enhancements and/or modifications that are essential to the product. Software license royalties earned through our indirect sales channel are recognized as such fees are reported to us. Revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, which is generally one year. Revenues from training and consulting services are recognized as such services are performed. Revenues from outsourcing contracts are recognized monthly as the service is performed. We do not require collateral for our receivables, and reserves are maintained for potential losses.

     - Product Development: Flexi charges all of its product development expenses to operations in the period incurred. In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, Flexi, during the software development phase, evaluates the technological feasibility of its various products. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations.

     - Goodwill and Tangible Assets: Flexi reviews periodically its goodwill and tangible assets for impairment and states them at cost and amortizes them on a straight-line basis.

     - Foreign Revenue: Flexi translates foreign revenue into U.S. dollars at an average exchange rate

     - Cash Balances: Flexi maintains its cash balances in financial institutions and invests excess cash in short-term interest bearing instruments.

     - Property and Equipment: Flexi evaluates periodically its equipment and other properties for impairment and states them at cost less accumulated depreciation.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                              2001       2000      1999
                                                              -----      -----    ------
STATEMENT OF OPERATIONS DATA:
Revenues
  Software License..........................................   30.7%      33.1%     21.8%
  Service and maintenance...................................   69.3%      66.9%     78.2%
                                                              -----      -----    ------
          Total revenues....................................  100.0%     100.0%    100.0%
                                                              -----      -----    ------
Cost of revenues:
  Software license..........................................    7.2%       5.1%      3.8%
  Service maintenance.......................................   24.3%      31.8%     48.1%
                                                              -----      -----    ------
          Total cost of revenues............................   31.4%      36.9%     51.9%
                                                              -----      -----    ------
Operating expenses:
  Sales and marketing.......................................   26.8%      13.1%     38.1%
  Product development.......................................   17.0%      21.6%     44.3%
  General and administrative................................   29.9%      27.1%     46.0%
  Goodwill impairment.......................................    9.1%       0.0%     27.2%
  Restructuring charge......................................    0.0%       0.0%     11.7%
                                                              -----      -----    ------
          Total operating expenses..........................   82.8%      61.8%    167.2%
                                                              -----      -----    ------
Operating income (loss).....................................  (14.2)%      1.3%   (119.1)%
Net interest income (expense)...............................   (0.3)%      0.0%      0.3%
                                                              -----      -----    ------
Income (loss) before income taxes...........................  (14.5)%      1.3%   (118.8)%
Income taxes................................................    0.0%       0.0%      0.0%
                                                              -----      -----    ------
Net income (loss)...........................................  (14.5)%      1.3%   (118.8)%
                                                              =====      =====    ======

---------------

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 23%, from $12.4 million for the year ended December 31, 2000 to $9.5 million for the year ended December 31, 2001. Domestic revenues, those derived from sales in the U.S. decreased 23.7% from $10.1 million for the year ended December 31, 2000 to $7.7 million for the year ended December 31, 2001. International revenues, those derived from sales outside of the U.S., decreased 22.5% from $2.4 million for the year ended December 31, 2000 to $1.8 million for the year ended December 31, 2001.

     Software license revenues decreased 29.3%, from $4.1 million for the year ended December 31, 2000 to $2.9 million for the year ended December 31, 2001. The decrease is primarily due to a significant reduction in royalties from our healthcare reseller McKesson and lack of new license activity with respect to our products. License revenue for the year ended December 31, 2000 included recognizing revenue from the performance of prior years' contracts. Software license revenue for the twelve months ended December 31, 2000 included $1.1 million of previously deferred income from a former customer, which accounted for approximately 26.8% of total year to date software revenue.

     Service and maintenance revenues decreased 20.5%, from $8.3 million for the year ended December 31, 2000 to $6.6 million for the year ended December 31, 2001. The decrease was attributable primarily to lower service revenue due to fewer active implementations of our products in 2001.

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

     Cost of software license revenues increased 7.5%, from $636,000 for the year ended December 31, 2000 to $684,000 for the year ended December 31, 2001. Cost of software license revenues as a percentage of software license revenues increased from 15.4% for the year ended December 31, 2000 to 23.4% for the year ended December 31, 2001. The increase in cost of revenues in dollars was primarily due to an increase in third-party software products distributed by the Company. The increase in cost of revenue as a percentage of software license revenues was primarily due to an increase in the proportion of third-party products sold as a percentage of total license fees.

     Cost of service and maintenance revenues decreased 42.5%, from $4.0 million for the year ended December 31, 2000 to $2.3 million for the year ended December 31, 2001. The decrease of such costs resulted primarily from reduced staffing levels in the consulting organization, as the costs of this organization were reduced to a level consistent with anticipated revenues. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 47.5 % for the year ended December 31, 2000 to 34.8% for the year ended December 31, 2001, due to the aforementioned alignment of costs to anticipated revenues (see "Revenues" above and "Restructuring" below).

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses increased 62.5%, from $1.6 million for the year ended December 31, 2000 to $2.6 million for the year ended December 31, 2001. The increase in dollar amount was primarily attributable to increased staffing levels in the sales and marketing organization to mount a BPO sales effort in the first half of 2001 which included the hiring of a Vice-President of Sales. The costs of this organization were reduced in the second half to a level consistent with anticipated revenues. Sales and marketing expenses as a percentage of total revenues increased from 13.1% for the year ended December 31, 2000 to 27.4% for the year ended December 31, 2001. This increase was primarily due to the aforementioned staff increases.

     Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

     Product development expenses decreased 40.7%, from $2.7 million for the year ended December 31, 2000 to $1.6 million for the year ended December 31, 2001. Product development expenses as a percentage of total revenues decreased from 21.6% for the year ended December 31, 2000 to 16.8% for the year ended December 31, 2001. This decreases in product development expense was due primarily to the decrease in development personnel as a result of the completion of development work on FlexiFinancials Release 4.3 during 2001. The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solution, but does not anticipate the need to materially increase its development staff from its current levels.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses decreased 17.6%, from $3.4 million for the year ended December 31, 2000 to $2.8 million for the year ended December 31, 2001 due to reduction in legal expenses and executive compensation. General and administrative expenses as a percentage of total revenues increased slightly from 27.1% for the year ended December 31, 2000 to 29.9% for the year ended December 31, 2001.

     Goodwill Impairment. During September 2001 management conducted a periodic impairment assessment of the intangible assets resulting from The Dodge Group acquisition. As a result of that review, expected future revenue and cash flows from the acquired The Dodge Group business were revised downward significantly, causing the impairment of goodwill. Management concluded that an impairment had occurred with the goodwill and an $862,000 write down of goodwill to a zero carrying value was recorded in the third quarter of 2001.

     Interest Income and Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities. Net interest expense increased from $1,000 for the year ended December 31, 2000 to $29,000 for the year ended December 31, 2001 representing interest expense on capital equipment leases and less investable cash balances available to the Company during 2001.

     Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the years ended December 31, 2001 or 2000 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently has approximately $40.3 million and $27.0 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2021, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at December 31, 2001 were $24.5 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 2001 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 20.0%, from $15.6 million for the year ended December 31, 1999 to $12.4 million for the year ended December 31, 2000. Domestic revenues, those derived from sales in the U.S. decreased 6.4% from $10.8 million for the year ended December 31, 1999 to $10.1 million for the year ended December 31, 2000. International revenues, those derived from sales outside of the U.S., decreased 50.0% from $4.8 million for the year ended December 31, 1999 to $2.4 million for the year ended December 31, 2000.

     Software license revenues increased 20.6%, from $3.4 million for the year ended December 31, 1999 to $4.1 million for the year ended December 31, 2000. This increase was primarily due to recognizing revenue from the performance of prior years' contracts. Software license revenue for the twelve months ended December 31, 2000 included $1.1 million of previously deferred income from a former customer, which accounted for approximately 26.8% of total year to date software revenue. Service and maintenance revenues decreased 32.0%, from $12.2 million for the year ended December 31, 1999 to $8.3 million for the year ended December 31, 2000. The decrease was attributable primarily to lower service revenue due to fewer active implementations of our products in 2000.

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

     Cost of software license revenues increased 8.5%, from $586,000 for the year ended December 31, 1999 to $636,000 for the year ended December 31, 2000. Cost of software license revenues as a percentage of software license revenues decreased from 17.3% for the year ended December 31, 1999 to 15.4% for the year ended December 31, 2000. The increase in cost of revenues in dollars was primarily due to an increase in third-party software products distributed by the Company, as a result of the overall increase in software license revenues. The decrease in cost of revenue as a percentage of software license revenues was primarily due to a decrease in the proportion of third-party products sold as a percentage of total license fees.

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

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 72.9%, from $5.9 million for the year ended December 31, 1999 to $1.6 million for the year ended December 31, 2000. The decrease in dollar amount was primarily attributable to reduced staffing levels in the sales and marketing organization, as the costs of this organization were reduced to a level consistent with anticipated revenues. Sales and marketing expenses as a percentage of total revenues decreased from 38.0% for the year ended December 31, 1999 to 13.1% for the year ended December 31, 2000. This decrease was primarily due to the decreased staffing in response to the revenue decline (see "Revenues" above and "Restructuring" below).

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has primarily financed its operations through private placements of its capital stock, issuance of convertible promissory notes and loans, equipment financing and other traditional borrowing arrangements. In addition, in December 1997 Flexi consummated an initial public offering of common stock.

     For the past two years, however, Flexi has funded its operations primarily through cash received from license and royalty revenues, annual maintenance contracts, and consulting services provided to its clients. Maintenance fees represented 55% of the cash resources of the Company for fiscal 2001 and are expected to average $450,600 per month in 2002. Given the critical nature of software to our customers' business, most maintenance contracts are renewed regularly and cancellations are usually due to circumstances such as mergers and acquisitions of Flexi clients with companies that are using a competing product. For instance, Flexi was recently informed that due to its client Citibank's merger with the Travellers, Citibank intends to move to another accounting solution as part of its strategic plan. The loss of Citibank as a customer could negatively impact Flexi's maintenance revenues by approximately $500,000 in 2002.

     As of December 31, 2001, the Company had cash and cash equivalents of $637,000, a decrease of $752,000 from December 31, 2000. The Company's working capital deficit at December 31, 2001 was $2.7 million, compared to a working capital deficit of $3.3 million at December 31, 2000.

     The Company's operating activities resulted in net cash outflow of $0.2 million for the year ended December 31, 2001 which was mainly the result of the net operating loss offset by non-cash items, principally goodwill impairment and depreciation and amortization expenses, decreases in deferred revenue and accounts receivable and an increase in accounts payable and accrued expenses. The Company's investing activities resulted in net cash inflows of $0.1 million for the year ended December 31, 2001, which was primarily related to the sale of marketable securities. At December 31, 2001, the Company had no material commitments for capital expenditures. During the year ended December 31, 2001, the Company had net cash outflows from financing activities of $0.6 million, which was primarily related to payments of capital lease obligations and repayments of debt.

     Flexi's contractual cash obligations are outlined in the table below including its equipment lease and office rental obligations, as well as payments due under payment terms negotiated with companies for current debt and settlements of payment disputes. These cash obligations are expected to amount to approximately $91,000 per month for fiscal 2002. In addition, Flexi agreed to provide Core3, its BPO reseller, with a convertible note with monthly payment obligations for Flexi through December 2002 of $15,500. Flexi has the option to convert this note into equity of Core3 representing 20% of that company. Flexi also has an arbitration award of $331,000 against the Company for which no collection attempts have yet been made. Where appropriate, Flexi will seek to negotiate extended payment terms with respect to its financial obligations.

                                                                 PAYMENTS DUE BY PERIOD
                                                                     (IN THOUSANDS)
                                                 -------------------------------------------------------
                                                            LESS THAN                            AFTER 5
CONTRACTUAL OBLIGATIONS                           TOTAL      1 YEAR      1-3 YEARS   4-5 YEARS    YEARS
-----------------------                          --------   ---------    ---------   ---------   -------
Facilities Obligation..........................  $  748.1   $  379.4                 $   309.1   $ 59.6
Capital Lease Obligation.......................     429.0      120.0                     309.0       --
Operating Leases...............................      92.9       52.7                      40.2       --
Other Obligations..............................   1,679.1      596.5(1)     644.5        120.0    318.3
Insurance Obligations..........................     130.9      130.9                        --       --
                                                 --------   --------     --------    ---------   ------
          Total Contractual Cash Obligations...  $3,080.2   $1,279.5     $1,302.6    $   179.6   $318.3
                                                 ========   ========     ========    =========   ======

---------------

(1) Partially offset by $215 insurance payment.

During the year ended December 31, 2001, the Company has not engaged in:

     - material off-balance sheet activities, including the use of structured finance or special purpose entities;

     - trading activities in non-exchange traded contracts; or

     - transactions with persons or entities that benefit from their non-independent relationship with the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Accumulated Deficit; Net Losses. The Company had an accumulated deficit of $59.5 million at December 31, 2001 and incurred a net loss of $1.4 million for the year ended December 31, 2001, income of $0.2 million and net losses of $18.5 million during 2000 and 1999, respectively. Since inception in 1990, the Company has only been profitable for three quarters during the year 2001, the full year of 2000 and during the last two quarters of 1997. There can be no assurance that the Company will achieve profitability on a consistent basis, or at all in the future. As of December 31, 2001, management of the Company evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which consist principally of net operating loss carryforwards. Management has considered the history of losses and concluded that, as of December 31, 2001, it is more likely than not that the Company will not generate sufficient taxable income prior to the expiration of the net operating losses during the years 2005 through 2021. Accordingly, the Company has recorded a full valuation allowance for its deferred tax assets at December 31, 2001.

     If our FMS Solution does not gain market acceptance, our business will be adversely affected. The growth of our business will depend largely on the successful implementation of our recently introduced FMS solution. This solution is a business processing outsource service or BPO, which we anticipate will allow us to leverage our suite of accounting software products and our expertise in back office processing of accounting data. We expect to derive a [substantial] portion of our revenues in the future from our BPO service in conjunction with our existing software suites. If our BPO service does not gain market acceptance, our revenues may decline and our business may be adversely affected. Factors that may affect the market acceptance of our BPO service, some of which are beyond our control, may include:

     - the growth, acceptance and changing requirements in the BPO industry;

     - the performance, quality and price of our new service and our existing product suites; and

     - the availability, price, quality and performance of competing products and services.

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

     The Company has experienced, and may experience in the future, significant seasonality in its business, and the Company's financial condition or results of operations may be affected by such trends in the future. In past years, the Company had greater demand for its products in its fourth quarter and has experienced lower revenues in its succeeding first quarter. These fluctuations are caused primarily by pressures on prospects to complete purchases before year-end to achieve their goals and use the allocated budgets.

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

     Dependence on Key Personnel. The Company's performance depends substantially on the performance of its Chief Executive Officer, Stefan R. Bothe. The Company has experienced significant turnover in its management and is therefore operating with a limited group of executive officers and key employees. In addition, the Company has experienced personnel turnover with respect to its sales force and software professionals. The Company is dependent on its ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team. The loss of the services of any of the Company's executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains a key person insurance policy on Stefan R. Bothe.

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

     Product Concentration. To date, substantially all of the Company's revenues have been attributable to the licensing of its FlexiFinancials, FlexilnfoAccess and FlexiTools financial accounting products and the provision of consulting, training and software installation services in connection therewith. Although Flexi is working to implement its BPO service, the Company currently expects that the licensing of its financial accounting software, and the provision of related services, will account for a substantial portion of its revenues in the near future. As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend, in significant part, on the continued market acceptance of the Company's existing products and the successful development, introduction and customer acceptance of new and enhanced versions of its software products and services. There can be no assurance that the Company will be successful in developing and marketing its financial accounting products.

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

     Concentration of Customers. Historically, a limited number of customers have accounted for a significant percentage of the Company's revenues in each year. During the years ended December 31, 2001, 2000, and 1999, two customers each represented 10% or more of the Company's total revenues (or an aggregate of 40.6%, 38.2%, and 39.0%, of total revenues in each of these years, respectively). The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. The failure of the Company to enter into a sufficient number of licensing agreements during a particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Associated with International Operations. The Company's international sales represented approximately 19.2%, 18.9%, and 31.0%, of total revenues during 2001, 2000, and 1999, respectively. The Company's international presence increased by virtue of its acquisition of The Dodge Group. As a result of the acquisition the Company now has an office in London and distributors in Hong Kong and Japan. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products and services. The Company's international sales are generally denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Currently, the Company does not employ currency-hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       FLEXIINTERNATIONAL SOFTWARE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   21
Independent Auditors' Report................................   22
Consolidated Balance Sheets as of December 31,2001 and
  2000......................................................   23
Consolidated Statements of Operations for the years ended
  December 31,2001, 2000 and 1999...........................   24
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2001, 2000 and 1999......   25
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   26
Notes to Consolidated Financial Statements..................   27
Independent Auditors' Report on Financial Statement
  Schedule..................................................   39
Independent Auditors' Report on Financial Statement
  Schedule..................................................   40
Schedule II -- Valuation and Qualifying Accounts............   41

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
FlexiInternational Software, Inc.

     We have audited the accompanying consolidated balance sheet of FlexiInternational Software, Inc. and subsidiary (the "Company") as of December 31, 2001 and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these 2001 financial statements based on our audit.

     We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FlexiInternational Software, Inc. and subsidiary as of December 31, 2001 and the consolidated results of its operations and their consolidated cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Hill, Barth & King LLC
Certified Public Accountants

Naples, Florida
February 20, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
FlexiInternational Software, Inc.
Shelton, Connecticut

     We have audited the accompanying consolidated balance sheet of FlexiInternational Software, Inc. and subsidiary (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FlexiInternational Software, Inc. and subsidiary at December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Hartford, Connecticut
February 27, 2001

                       FLEXIINTERNATIONAL SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                    ASSETS
Current Assets:
     Cash and cash equivalents..............................  $    637    $  1,389
     Marketable securities -- restricted....................         0         108
     Accounts receivable, net of allowance for doubtful
      accounts of $22 and $352, respectively................     1,954       2,558
     Prepaid expenses and other current assets..............       126         322
                                                              --------    --------
          Total current assets..............................     2,717       4,377
                                                              --------    --------
Property and equipment (Note G).............................       418         841
Acquired software, net of accumulated amortization of $2,160
  and $1,080, respectively (Note E).........................         0       1,080
Goodwill, net of accumulated amortization of $5,667 and
  $5,502, respectively (Note E).............................         0         165
Other assets................................................       276         160
                                                              --------    --------
          Total assets......................................  $  3,411    $  6,623
                                                              ========    ========
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable..........................................  $    511    $  1,018
  Accrued commissions.......................................        21           0
  Accrued restructuring costs (Note O)......................         0          27
  Accrued expenses..........................................     1,207         648
  Current portion of long-term debt (Notes H and I).........       148         976
  Deferred revenue..........................................     3,478       5,012
                                                              --------    --------
          Total current liabilities.........................     5,365       7,681
                                                              --------    --------
Long-term debt less principal due within one year (Notes H
  and I)....................................................       933         457
Stockholders deficit (Notes J and K):
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued and outstanding....        --          --
  Common stock, par value $.01 per share, 50,000,000 shares
     authorized, 17,784,181 and 17,683,133 issued,
     17,784,181 and 17,672,703 outstanding, respectively....       178         177
  Additional paid-in-capital................................    56,117      56,128
  Accumulated deficit.......................................   (59,477)    (58,094)
  Other accumulated comprehensive income....................       295         293
  Common stock in treasury at cost -- 0 and 10,430 shares,
     respectively...........................................         0         (19)
                                                              --------    --------
          Total stockholders' deficit.......................    (2,887)     (1,515)
                                                              --------    --------
                                                              $  3,411    $  6,623
                                                              ========    ========

          See accompanying notes to consolidated financial statements

                       FLEXIINTERNATIONAL SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEARS ENDED DECEMBER 31, 2001,
                                                                       2000 AND 1999
                                                              -------------------------------
                                                                2001       2000       1999
                                                              --------   --------   ---------
Revenues:
  Software license..........................................  $ 2,917    $ 4,112    $  3,385
  Service and maintenance...................................    6,598      8,324      12,169
                                                              -------    -------    --------
          Total revenues....................................    9,515     12,436      15,554
                                                              -------    -------    --------
Cost of Revenues:
  Software license..........................................      684        636         586
  Service and maintenance...................................    2,308      3,956       7,491
                                                              -------    -------    --------
          Total cost of revenues............................    2,992      4,592       8,077
                                                              -------    -------    --------
          Gross profit......................................    6,523      7,844       7,477
                                                              -------    -------    --------
Operating Expenses:
  Sales and marketing.......................................    2,552      1,632       5,919
  Product development.......................................    1,616      2,689       6,887
  General and administrative................................    2,847      3,365       7,153
  Goodwill impairment (Note E)..............................      862          0       4,224
  Restructuring charge (Note O).............................        0          0       1,824
                                                              -------    -------    --------
          Total operating expenses..........................    7,832      7,686      26,007
                                                              -------    -------    --------
          Income (loss) from operations.....................   (1,309)       158     (18,530)
Other income (deductions):
Net interest (expense)......................................      (29)        (1)         49
                                                              -------    -------    --------
Income (loss) before income taxes...........................   (1,383)       157     (18,481)
                                                              -------    -------    --------
Income taxes................................................        0          0           0
                                                              -------    -------    --------
Net income (loss)...........................................  $(1,383)   $   157    $(18,481)
                                                              =======    =======    ========
Income (loss) per share:
     Basic..................................................  $ (0.08)   $  0.01    $  (1.06)
                                                              =======    =======    ========
     Diluted................................................  $ (0.08)   $  0.01    $  (1.06)
                                                              =======    =======    ========
Weighted average shares:
     Basic..................................................   17,713     17,669      17,414
                                                              =======    =======    ========
     Diluted................................................   17,713     17,669      17,414
                                                              =======    =======    ========

          See accompanying notes to consolidated financial statements

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                        -----------------------------------------------------------------------------------------
                                                                                             OTHER                      TOTAL
                                           COMMON STOCK       ADDITIONAL                  ACCUMULATED               STOCKHOLDERS'
                                        -------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE   TREASURY      EQUITY
                                          SHARES     AMOUNT    CAPITAL       DEFICIT        INCOME        STOCK       (DEFICIT)
                                        ----------   ------   ----------   -----------   -------------   --------   -------------
Balance at January 1, 1999............  17,383,133    $174     $56,308      $(39,656)        $  2         $(214)       $16,614
    Shares issued for stock purchase
      plan............................           0       0           0           (88)           0           150             62
    Cancellation of options issued in
      conjunction with the acquisition
      of The Dodge Group..............           0       0        (180)            0            0             0           (180)
    Exercise of stock options.........     300,000       3           0           (26)           0            29              6
    Net loss..........................           0       0           0       (18,481)           0             0        (18,481)
    Currency translation adjustment...           0       0           0             0           61             0             61
                                                                                                                       -------
Comprehensive loss....................           0       0           0             0            0             0        (18,420)
                                        ----------    ----     -------      --------         ----         -----        -------
Balance at December 31, 1999..........  17,683,133     177      56,128       (58,251)          63           (35)        (1,918)
    Shares issued for stock purchase
      plan............................           0       0           0             0            0            16             16
    Net income........................           0       0           0           157            0             0            157
    Currency translation adjustment...           0       0           0             0          230             0            230
                                                                                                                       -------
Comprehensive income..................           0       0           0             0            0             0            387
                                        ----------    ----     -------      --------         ----         -----        -------
Balance at December 31, 2000..........  17,683,133     177      56,128       (58,094)         293           (19)        (1,515)
    Shares issued for stock purchase
      plan............................     101,052       1         (11)                                      19              9
    Net loss..........................           0       0           0        (1,383)           0             0         (1,383)
    Currency translation adjustment...           0       0           0             0            2             0              2
                                                                                                                       -------
Comprehensive loss....................           0       0           0             0            0             0         (1,381)
                                        ----------    ----     -------      --------         ----         -----        -------
Balance at December 31, 2001..........  17,784,185    $178     $56,117      $(59,477)        $295         $   0        $(2,887)
                                        ==========    ====     =======      ========         ====         =====        =======

          See accompanying notes to consolidated financial statements

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31, 2001, 2000
                                                                            AND 1999
                                                              ------------------------------------
                                                                2001         2000          1999
                                                              ---------    ---------    ----------
Cash flows from operating activities:
  Net income (loss).........................................   $(1,383)     $   157      $(18,481)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization..........................       845        1,310         2,518
     Provision (credit) for doubtful accounts...............      (310)         299         1,643
     Goodwill impairment....................................       862            0         4,224
     (Gain) loss on disposal of assets......................         4           (3)          198
     Decrease in accounts receivable........................       934        3,298         3,223
     Decrease in prepaid expenses and other assets..........        80          160           404
     Increase (decrease) in accounts payable and accrued
       expenses.............................................       297       (1,910)       (3,115)
     (Decrease) increase in accrued restructuring...........       (27)        (374)          401
     (Decrease) increase in deferred revenue................    (1,534)      (3,396)          988
                                                               -------      -------      --------
Net cash used in operating activities.......................      (232)        (459)       (7,997)
                                                               -------      -------      --------
Cash flows from investing activities:
     Purchases of marketable securities.....................         0         (108)            0
     Sales of marketable securities.........................       108            0         3,000
     Proceeds from sales of property and equipment..........         1           40            33
     Purchases of property and equipment....................       (23)         (21)         (610)
                                                               -------      -------      --------
Net cash provided by (used in) investing activities.........        86          (89)        2,423
                                                               -------      -------      --------
Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants...         0            0             6
     Prepayments on line of credit..........................         0            0        (2,000)
     Proceeds from line of credit...........................         0            0         2,000
     Pepayments on long-term debt...........................      (185)         (50)            0
     Proceeds from employee stock purchase plan.............         9            5            62
     Payments of capital lease obligations..................      (432)        (122)         (599)
                                                               -------      -------      --------
Net cash used in financing activities.......................      (608)        (167)         (531)
     Effect of exchange rate changes on cash................         2          230           103
                                                               -------      -------      --------
Decrease in cash and cash equivalents.......................      (752)        (485)       (6,002)
Cash and cash equivalents:
     Beginning of year......................................     1,389        1,874         7,876
                                                               -------      -------      --------
     End of year............................................   $   637      $ 1,389      $  1,874
                                                               =======      =======      ========
Supplemental disclosures of cash flow information:
     Interest paid..........................................   $    66      $    50      $    107
                                                               =======      =======      ========
     Conversion of accounts payable into notes payable......   $   224      $   748      $     --
                                                               =======      =======      ========

          See accompanying notes to consolidated financial statements

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE A -- THE COMPANY

     FlexiInternational Software, Inc. and subsidiary (the "Company") began operations in 1991. The Company designs, develops, markets and supports the Flexi Financial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse (FlexiFDW), FlexiInfoAccess and Flexi Tools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its wholly-owned subsidiary since its acquisition of The Dodge Group ("Dodge") in June 1998 (NOTE E). All significant intercompany transactions and balances have been eliminated.

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

     Revenues on all software license transaction in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Significant obligations would include future promises of enhancements and/or modification that are essential to the product. For multiple element arrangements and arrangements with extended payment terms, or where a significant portion of the payment is due after inception of the license agreement, all revenue is deferred until the final portion of the license fee becomes due and payable, and all other criteria are met at that time. Maintenance revenues for maintaining, supporting, and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year.

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

     Gains and (losses) on foreign currency exchange transactions are reflected in the consolidated statements of operations. Net transaction gains and (losses) included in income for the years ended December 31, 2001, 2000 and 1999 were $0 for 2001 and 2000 and $2 for 1999.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

PRODUCT DEVELOPMENT COSTS:

     The Company has evaluated the establishment of technological feasibility of its various products during the development phase. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company's consolidated financial position or results of operations. Therefore, the Company charges all the product development expenses to operations in the period incurred.

CASH AND CASH EQUIVALENTS:

     The Company considers all interest-bearing securities having original maturities of three months or less to be cash equivalents. Additionally, the Company maintains cash balances which at time exceed the federally insured limits. The Company has not experienced any losses in such accounts, nor does it believe that there is a significant exposure to credit risk on these accounts because the credit ratings of institutions which maintain the cash balances has been assessed by the Company.

MARKETABLE SECURITIES:

     For the year ended December 31, 2000 the Company had restricted marketable securities that represented a subleasee's security deposit and prepaid rent.

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

GOODWILL AND OTHER INTANGIBLE ASSETS:

     Goodwill and other intangible assets are stated on the basis of cost and amortized on a straight-line basis over the estimated future periods to be benefited (5 years). Good will and other intangible assets are periodically reviewed for impairment based upon anticipated cash flows generated from such underlying assets.

INCOME TAXES:

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

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

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

ACCOUNTING FOR STOCK BASED COMPENSATION:

     The Company has adopted Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     On July 5, 2001, the Financial Accounting Standard Board approved Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them (NOTE E). SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 beginning in the first quarter of 2002. This will not have a material effect on the financial statements.

     Effective January 1, 2002, the Company adopted Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either other assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement did not have a material impact on financial condition and results of operations.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. The adoption of SAB 101 in 2000 did not have a material affect on the Company's consolidated financial position, results of operations, or cash flows.

USE OF ESTIMATES:

     The preparation of financial statements, in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE:

     Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of December 31, 2001, 2000 and 1999, the weighted average number of common shares are the same for both the basic and diluted per share computations because the inclusion of common stock equivalents would have been antidilutive.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

NOTE C -- GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company operates in only one business segment. The Company's international revenues were derived primarily from the United Kingdom, Sweden and South America for the years ended December 31, 2001, 2000, and 1999, and the Company's international long lived assets at December 31, 2001 and 2000 resided primarily in the United Kingdom.

REVENUES:

                                                             2001     2000      1999
                                                            ------   -------   -------
United States.............................................  $7,691   $10,082   $10,800
  International:
     United Kingdom.......................................   1,824     2,354     3,314
     Sweeden..............................................       0         0       983
  Other...................................................       0         0       457
                                                            ------   -------   -------
          Totals..........................................  $9,515   $12,436   $15,554
                                                            ======   =======   =======

LONG LIVED ASSETS:

United States.............................................  $  385   $ 2,043   $ 3,285
International.............................................      33        43       127
                                                            ------   -------   -------
          Totals..........................................  $  418   $ 2,086   $ 3,412
                                                            ======   =======   =======

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customers in the event of non-performance. Two customers represented 10% or more of the Company's total revenues, or an aggregate of 40.6%, 38.2%, and 39% of total revenues for each of the years ended December 31, 2001, 2000, and 1999, respectively. Three customers represented approximately 61.9% and 67.7% of the Company's net accounts receivable at December 31, 2001 and 2000 respectively.

NOTE D -- INCOME TAXES

     Significant components of the Company's deferred tax assets at December 31, are as follows:

                                                                2001       2000
                                                              --------   --------
Net operating loss carryforwards............................  $ 22,849   $ 21,982
  Other.....................................................     1,651      1,578
                                                              --------   --------
     Subtotal...............................................    24,500     23,560
  Valuation allowance.......................................   (24,500)   (23,560)
                                                              --------   --------
  Net deferred tax asset....................................  $      0   $      0
                                                              ========   ========

     At December 31, 2001, the company had U.S. and foreign net operating loss carryforwards of approximately $40,292 and $26,960, respectively, which expire during the years 2005 through 2021. For tax purposes, there is an annual limitation on the utilization of the U.S. net operating loss carryfowards resulting from an ownership change as defined by Internal Revenue Code Section
382. Due to this annual limitation, a portion of the U.S. net operating loss carryforward may expire prior to when otherwise utilizable.

     No provision or benefit for federal, state, or foreign income taxes has been made for the years ended December 31, 2001, 2000, and 1999 given the Company's loss carryforward position. The Company's statutory

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY income tax rate is 34%, however, no income tax benefit was recognized for 2001, 2000 and 1999 because the benefit of the net operating tax loss for each year was reduced by a valuation allowance. The valuation allowance was recorded because management believes, based on available evidence, it is more likely than not that the income tax benefit of the net operating loss carryforward will not be realized during the loss carryforward period.

NOTE E -- ACQUISITION

     On June 24, 1998, the Company completed the acquisition of Dodge, a software developer that specializes in financial data warehouse solutions. As a result of the acquisition, the Company wrote off $1.9 million for acquired in-process research and development in the June 1998 quarter.

     Follow executive and staff cutbacks in connection with a first quarter 1999 restructuring program (NOTE O), management revised its plans for the existing Dodge financial data warehouse business acquired in 1998. As a result, expected revenues and cash flows from these software products were revised significantly downward. Additionally, competitive pressures and a continuation of the general business slowdown caused management to reassess the long-term potential of the Dodge business and to reprioritize its investments.

     During June 1999, the Company reassessed the value of the intangible assets recorded by the Company as a result of the acquisition. Prior to that reassessment, the unamortized balance of the intangible assets was $6,263, consisting of $1,728 of acquired software and $4,535 of goodwill. After assessment of the acquired software asset, management concluded that the carrying value approximated net realizable value for the software. Management also assessed the related goodwill arising from the Dodge acquisition in accordance with established policies. The economic factors indicated above caused management to revise downward its estimates of future cash flows from current and future products associated with the Dodge business as a whole. As a result of management's analysis, and using the best information available, management recorded a goodwill impairment charge of $4,224 in the second quarter of 1999.

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

     During 2001, management conducted a periodic impairment assessment of the intangible assets resulting from the Dodge acquisition, which took place in June of 1998. Prior to the reassessment, the unamortized balance of the intangible assets was $862, consisting of $727 of acquired software and $135 of goodwill. After assessment of the acquired intangibles, management concluded that the Company's financial data warehouse product, based on older technologies, will not be upgraded to current technology and therefore these products will not be competitive in the future. While the Company expects to maintain these products for its current customers, minimal revenue is expected from future sales. As a result of management's analysis, and using the best information available, management recorded an intangible asset impairment charge of $862 in the third quarter of 2001.

NOTE F -- CONVERTIBLE NOTE RECEIVABLE

     In January 2001, the Company entered into a convertible note receivable arrangement where the Company agreed to loan a total of $272 to a start-up software company and third-party reseller of the

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

Company's software products. The loan accrues at a 0% interest factor until January 31, 2003 at which time the loan begins to accrue at 7% per annum and will be repaid in 120 equal monthly payments of principal and interest beginning March 1, 2003. As of December 31, 2001, the Company had loaned $85 under this arrangement and had agreed to continue funding the loan in equal semi-monthly installments of $8 beginning January 15, 2002 and continuing until December 31, 2002. After December 31, 2002 but prior to February 28, 2003, either party at their option may convert the entire loan amount into 40,000 shares of the borrowers common stock. If there has been a loan advance default, the Company forfeits their right to convert the loan agreement but the borrower may at their option convert the loan into 147.06 shares of it's common stock for each $1 that the Company had funded.

NOTE G -- PROPERTY AND EQUIPMENT

     The Company's property and equipment at December 31 consists of the following:

                                                               2001       2000
                                                              -------    -------
Computers...................................................  $ 3,427    $ 3,454
Software....................................................      652        652
Furniture and fixtures......................................      508        508
Leasehold improvements......................................      332        319
Office equipment............................................       68         62
                                                              -------    -------
                                                                4,987      4,995
Less: accumulated depreciation..............................   (4,569)    (4,154)
                                                              -------    -------
  Net property and equipment................................  $   418    $   841
                                                              =======    =======

     Depreciation expense was $457, $806 and $1,446 for the years ended December 31, 2001, 2000 and 1999, respectively. All property and equipment has been pledged as collateral for a master lease agreement (NOTE I).

NOTE H -- NOTE PAYABLE

     During 2001, the Company refinanced a note payable with one of its vendors which also converted additional trade payables. The note is unsecured, has no stated interest rate, and is due in monthly installments of $5 until paid in full. The note requires any subsequent charges after the date of the note to be paid currently in addition to the amortization of the note balance. The outstanding balance on the note at December 31, 2001 and 2000 was $699 and $505, respectively. Maturities of long-term borrowings for the next five years are as follows at December 31:

2002........................................................  $60
2003........................................................   60
2004........................................................   60
2005........................................................   60
2006........................................................   60
                                                              ===

NOTE I -- CAPITAL LEASE OBLIGATIONS

     In December 2001, the Company restructured its existing master lease agreement with its lease vendor. As a condition to the restructured agreement, the Company continued the grant of a blanket lien on all of its existing fixed assets. The original cost and accumulated depreciation of this property at December 31, 2001 is $2,586 and $2,538, respectively. The present value of the lease obligation at December 31, 2001 is $382. Approximate maturities of such capital lease obligations are as follows at December 31, 2001:

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

2002........................................................  $120
2003........................................................   309
                                                              ----
          Total.............................................   429
Less amounts representing interest..........................    47
                                                              ----
          Total capital lease obligations...................   382
Less amounts due within one year............................    88
                                                              ----
Long-term portion capital lease obligations.................  $294
                                                              ====

NOTE J -- STOCKHOLDERS' EQUITY

PREFERRED STOCK:

     The Company has authorized capital stock that includes 5,000,000 shares of preferred stock, $0.1 par value. No shares are issued and outstanding.

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

STOCK WARRANTS:

     In connection with the Company's 1995 financing arrangements, a warrant was issue for the purchase of 5,129 shares of Series C preferred stock for $1.65 per share. This warrant allows the holder to acquire 3,846 shares of common stock for $2.20 per share and the warrant expires in December 2006.

     In connection with the Company's 1995 financing arrangements, a warrant was issued for the purchase of 76,800 shares of Series B preferred stock for $1.50 per share. This warrant allows the holder to acquire 57,600 shares of common stock for $2.00 per share and the warrant expires in July 2005.

     In connection with the Company's capital lease obligations in 1994, a warrant was issued for the purchase of 43,103 shares of Series A preferred stock for $1.16 per share. This warrant allows the holder to acquire 32,327 shares of common stock for $1.546 per share and the warrant expires in June 2004.

NOTE K -- EMPLOYEE STOCK PLANS

EMPLOYEE STOCK PURCHASE PLAN:

     The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to a total of 400,000 shares of common stock to participating employees. Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the average market price (as defined) per share of the common stock on either the first day or the last day of the offering period, whichever is lower. Under the Purchase plan, the Company issued 111,478, 8,695 and 54,178 shares to participants during 2001, 2000 and 1999, respectively.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

STOCK OPTIONS PLANS:

     The Company's 1992 Stock Option Plan (the "1992 Plan") provided for the issuance of up to 1,362,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants, and advisors. The board of directors had authority to determine awards and establish the exercise price. As of December 31, 2001, there are 57,000 options outstanding under the 1992 Plan. Such options vest over various periods up to five years and expire on various dates through 2007. No additional option grants will be made under the 1992 Plan.

     The Company's 1997 Stock Incentive Plan (the "Incentive Plan") is intended to replace the 1992 Plan. Up to 2,375,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Incentive Plan. Options may be granted at an exercise price which may be less than, equal to, or greater than the fair market value of the common stock on the date of grant. Officers, employees, directors, consultants, and advisors of the Company are eligible to receive awards under the Incentive Plan. During 2001, 2000 and 1999, 529,760, 344,811 and 1,303,482 options under the Incentive Plan were granted, respectively.

     Under the terms of the Company's 1997 Director Stock Option Plan (the "Director Plan"), directors of the Company who are not employees are eligible to receive nonstatutory options to purchase share of common stock. A total of 150,000 shares of common stock may be issued upon exercise of options granted under the Director Plan. The exercise price per share, for shares granted initially, was equal to the initial public offering price ($11). The exercise
price per share for all          shares thereafter will be the closing price per
share of common stock on the date of grant. All options granted under the Director Plan vest one year from the date of grant so long as the optionee remains a director of the Company. During 2001, 2000 and 1999, 10,500, 18,000 and 63,439 options under the Director Plan were granted, respectively.

     The following table describes the Company's stock option activity under all of its option plans:

                                                        NUMBER OF   WEIGHTED AVERAGE EXERCISE
                                                         OPTIONS         PRICE PER SHARE
                                                        ---------   -------------------------
                                                                    (PRICED AT DATE OF GRANT)
Outstanding at December 31, 1998......................  1,298,443             $1.73
  Granted.............................................  1,366,921             $1.09
  Exercised...........................................   (316,209)            $0.01
  Cancelled...........................................   (926,266)            $1.97
                                                        ---------             -----
Outstanding at December 31, 1999......................  1,422,889             $1.34
  Granted.............................................    362,811             $0.68
  Cancelled...........................................   (450,656)            $1.18
                                                        ---------             -----
Outstanding at December 31, 2000......................  1,335,044             $1.17
  Granted.............................................    540,260             $0.17
  Cancelled...........................................   (343,515)            $0.52
                                                        ---------             -----
Outstanding at December 31, 2001......................  1,531,789             $0.97
                                                        =========             =====
Exercisable at December 31, 1999......................    306,915             $2.02
Exercisable at December 31, 2000......................    392,840             $1.67
Exercisable at December 31, 2001......................    641,588             $1.35
Options available for grant at December 31, 2001......    534,002                --

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

     The following table summarizes information regarding stock options granted under all of the Company's option plans:

                                                                    WEIGHTED    WEIGHTED
                                                       NUMBER OF    AVERAGE     AVERAGE
                                                        OPTIONS     EXERCISE      FAIR
                                                        GRANTED      PRICE       VALUE
                                                       ---------    --------    --------
1999:
Options granted at market value......................  1,366,921     $1.09       $1.01
2000:
Options granted at market value......................    362,811     $0.68       $0.62
2001:
Options granted at market value......................    540,260     $0.17       $0.13

     The following table summarizes information regarding options outstanding at December 31, 2001 under all of the Company's option plans:

                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                        ------------------------------------   -----------------------
                                                       WEIGHTED
                                                        AVERAGE                              WEIGHTED
                                                       REMAINING    WEIGHTED                  AVERAGE
RANGE OF                                              CONTRACTUAL   AVERAGE                  EXERCISE
EXERCISE                                  NUMBER         LIFE       EXERCISE     NUMBER        PRICE
PRICES                                  OUTSTANDING    IN YEARS      PRICE     EXERCISABLE   PER SHARE
--------                                -----------   -----------   --------   -----------   ---------
$0.15-$ 0.30..........................     435,400       9.03        $0.19        31,752       $0.22
$0.38-$ 0.38..........................     258,778       7.82        $0.38       173,740       $0.38
$0.59-$ 1.06..........................     357,235       8.15        $0.92       137,882       $0.89
$1.19-$ 1.44..........................     326,825       6.86        $1.26       204,545       $1.31
$1.63-$12.63..........................     153,551       6.59        $3.64        93,669       $4.32
                                         ---------       ----        -----       -------       -----
          Total.......................   1,531,789                   $0.97       641,588       $1.35
                                         =========                   =====       =======       =====

     If the Company had recorded compensation cost based upon the fair value at the grant date for awards under these plans, consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would be the pro forma amounts indicated below:

                                                         2001       2000       1999
                                                        -------    ------    --------
Net income (loss) as reported.........................  $(1,383)   $  157    $(18,481)
Net loss pro forma....................................  $(1,387)   $ (293)   $(19,063)
Income (loss) per share as reported -- basic and
  diluted.............................................  $ (0.08)   $ 0.01    $  (1.06)
Loss per share pro forma -- basic and diluted.........  $ (0.08)   $(0.02)   $  (1.09)

     The fair value of each option grant is estimated on the date of the grant using the Black-Sholes option pricing model. Assumptions used in 2001, 2000 and 1999 include: risk free interest rate of 5.08%, 6.34% and 5.59%, average expected lives of 7.91, 3.00 and 5.00 years, a 0% dividend yield rate for all the years presented, and expected volatility of 1.04, 1.60 and 1.61, respectively. In accordance with SFAS 123, the fair value method of accounting has not been applied to options granted prior to January 1, 1995. Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

     At December 31, 2001, the Company has reserved 1,531,789 shares of common stock for options outstanding under its 1992 Plan, Incentive Plan, and Director Plan, and 93,773 shares of common stock for exercisable warrants. In addition to the outstanding options, the Company has reserved 534,002 shares of common stock at December 31, 2001 for future grants under its Incentive Plan and Director Plan.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

NOTE L -- EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) Savings Plan (the "Plan"). Employees are eligible to participate in the Plan upon completion of one month of service with the Company. Eligible employees may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are immediately vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or a portion of participant's contribution to the Plan up to 6% of the participant's compensation. The Company's matching contribution is made on a monthly basis. Participants become vested in Company matching contributions to the Plan over a five-year period. The expense under this Plan was $20, $72 and $57 for 2001, 2000 and 1999, respectively.

NOTE M -- GAIN CONTINGENCY

     During 2001 the Company filed suit against one of its third-party resellers for software license fees and maintenance service revenue the Company believes the reseller did not report and pay to the Company in accordance with their contractual agreement. The Company believes that its reseller owes $1,846 in license fees, license renewal fees, maintenance fees and interest as part of the contract. At December 31, 2001, the suite had been submitted to binding arbitration. The Company believes it is due all amounts indicated above but due to the nature of arbitration hearings, the Company has not recorded any amount associated with this receivable. The Company will record a receivable and revenue for the amount awarded upon the completion of the arbitration.

NOTE N -- COMMITMENTS AND CONTINGENCIES

     The Company leases space in several buildings which it uses for offices and development facilities, as well as various equipment and vehicles, all subject to operating leases. As of December 31, 2001, the minimum annual rental payments under the terms of such noncancellable leases which expire at various dates are as follows:

2002........................................................  $326
2003........................................................   228
2004........................................................    96
                                                              ----
          Total.............................................  $650
                                                              ====

     Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $462, $342 and $1,017, respectively.

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

NOTE O -- RESTRUCTURING

     On February 26, 1999, management, with the approval of the board of directors, took certain actions to reduce employee headcount in order to align its sales, development and administrative organization with the current overall organization structure, and to position the Company for profitable growth in the future consistent with management's long-term objectives. In this regard, the primary actions taken included involuntary terminations of selected personnel. Severance packages were offered to 66 employees. This reduction in headcount also led to the Company having excess leased facility space. In addition, during the

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY third quarter of 1999, the Company took additional actions to reduce employee headcount. This action also included involuntary terminations of selected personnel. Severance packages were offered to 18 employees.

     As a result of both of these actions, the Company recorded a charge to operations during the three month periods ended March 31, 1999 and September 30, 1999 of $1,896 and $125, respectively. Of the total amount of these charges, $1,855 was related to severance costs, of which $1,258 was paid prior to December 31, 1999, and $166 related to costs of idle facility space, of which all of these amounts were paid during the year ended December 31, 1999. Additionally, during the third quarter of 1999, one of the Company's former employees, who was terminated earlier in the year, obtained employment elsewhere and the Company was no longer obligated to make payments totaling $196. As such, the Company reversed this accrued liability during the three months ended September 30, 1999.

     At December 31, 2000, there remained $27 of severance costs, which were paid in installments through February 2001. The Company believes that these actions resulted in sustainable cost savings, primarily through the elimination of redundant functions in product development, due to completion of development work on FlexiFinancials Release 4, and to a lesser extent in the support and sales organizations.

     Details of the restructuring charge is as follows:

                                                             SEVERANCE      EXCESS
                                                            & BENEFITS    FACILITIES   TOTAL
                                                            -----------   ----------   ------
Initial accruals, February 26, 1999.......................    $1,730         $166      $1,896
  Additional charge September 30, 1999....................       125            0         125
  Change in estimate of severance costs September 30,
     1999.................................................      (196)           0        (196)
  Cash payments...........................................    (1,258)        (166)     (1,424)
                                                              ------         ----      ------
  Reserve balances, December 31, 1999.....................       401            0         401
  Cash payments...........................................      (374)           0        (374)
                                                              ------         ----      ------
  Reserve balances, December 31, 2000.....................        27            0          27
  Cash payments...........................................       (27)                     (27)
                                                              ------         ----      ------
  Reserve balances, December 31, 2001.....................    $    0         $  0      $    0
                                                              ======         ====      ======

NOTE P -- BUSINESS PLAN

     Throughout 2001 the Company focused its efforts on further reductions of operating expenses, through salary and employee reductions, enhancing its relationships with current business partners, resolving preexisting disputes and marketing its financial management services solution, a business process outsourcing service. The Company has limited its investment of capital to maintaining and enhancing its products to remain competitive in the marketplace, focusing its direct sales force on its current customer base and expanding its third-party vendors. The Company has continued to update its products to remain competitive. The Company resolved a major dispute with a former customer and is finalizing a sales tax audit with the State of Connecticut. The Company is also pursuing an arbitration settlement with one of its third-party vendors for software license fees and maintenance service revenue which the Company believes the reseller did not properly report and pay to the Company.

     While the Company is funding its operations internally, it entered into formal agreement with one of its vendors to convert additional accounts payable to a longer-term note payable (see Note H). Additionally, the Company restructured its existing master lease with its lease vendor (see Note I). The Company is continually updating its business plan to identify areas to improve cash flow in order to meet its operating cash needs for at least the next twelve months to establish the customer base to generate a sustainable revenue stream.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

NOTE Q -- SELECTED QUARTERLY INFORMATION (UNAUDITED)

     The following tables set forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2001 and 2000. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                           FIRST     SECOND      THIRD     FOURTH
YEAR ENDED DECEMBER 31,                                   QUARTER    QUARTER    QUARTER    QUARTER
-----------------------                                   -------    -------    -------    -------
2001
Total revenue...........................................  $3,154     $2,279     $1,858     $2,224
Gross profit............................................   2,267      1,777        996      1,483
Net income (loss).......................................      97         29     (1,687)       178
Income (loss) per share(1)..............................    0.01       0.00      (0.10)      0.01
2000
Total revenue...........................................  $3,627     $2,897     $2,802     $3,110
Gross profit............................................   2,279      1,829      1,925      1,811
Net income..............................................      17         18         51         71
Income per share(1).....................................    0.00       0.00       0.00       0.00
1999
Total revenue...........................................  $3,988     $3,936     $3,575     $4,056
Gross profit............................................   1,319      1,868      1,915      2,376
Net loss................................................  (7,899)    (7,952)    (2,023)      (606)
Loss per share(1).......................................   (0.46)     (0.46)     (0.12)     (0.03)

---------------

(1) Quarterly income (loss) per share may not equal the annual reported amounts.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders of
FlexiInternational Software, Inc.

     We have audited the consolidated financial statements of FlexiInternational Software, Inc. and subsidiary ("the Company") as of December 31, 2001 and for the year then ended, and have issued our report thereon dated February 20, 2002; such financial statements and report are included in the 2001 Annual Report to Stockholders and are included herein. Our audit also included the financial statement schedule of FlexiInternational Software, Inc. and subsidiary listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hill, Barth & King LLP
Certified Public Accounts

Naples, Florida
February 20, 2002

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Board of Directors of
FlexiInternational Software, Inc.

     We have audited the consolidated financial statements of FlexiInternational Software, Inc. and subsidiary as of December 31, 2000 and 1999 and for the years then ended, and have issued our report thereon dated February 27, 2001; such financial statements and report are included in your 2001 Annual Report to Stockholders and are included herein. Our audits also included the financial statement schedule of FlexiInternational Software, Inc. and subsidiary listed in
Item 14. This financial statement schedule is the responsibility of the Corporations' management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Hartford, Connecticut
February 27, 2001

                       FLEXIINTERNATIONAL SOFTWARE, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCCOUNTS
                                 (IN THOUSANDS)

                                                                CHARGED TO
                                                               (CREDIT FROM)
                                               BALANCE AT        COSTS AND                     BALANCE AT
               DESCRIPTION                  JANUARY 1, 2001      EXPENSES      DEDUCTIONS   DECEMBER 31, 2001
               -----------                  ----------------   -------------   ----------   -----------------
Allowance for doubtful accounts...........      $   352           $ (310)       $   (20)         $    22
Valuation allowance for deferred tax
  asset...................................      $23,560           $  940        $    --          $24,500

                                                                CHARGED TO
                                                               (CREDIT FROM)
                                               BALANCE AT        COSTS AND                     BALANCE AT
               DESCRIPTION                  JANUARY 1, 2001      EXPENSES      DEDUCTIONS   DECEMBER 31, 2001
               -----------                  ----------------   -------------   ----------   -----------------
Allowance for doubtful accounts...........      $   843           $  299        $  (790)         $   352
Valuation allowance for deferred tax
  asset...................................      $22,601           $  959        $    --          $23,560

                                                                CHARGED TO
                                                               (CREDIT FROM)
                                               BALANCE AT        COSTS AND                     BALANCE AT
               DESCRIPTION                  JANUARY 1, 2001      EXPENSES      DEDUCTIONS   DECEMBER 31, 2001
               -----------                  ----------------   -------------   ----------   -----------------
Allowance for doubtful accounts...........      $   812           $1,643        $(1,612)         $   843
Valuation allowance for deferred tax
  asset...................................      $16,156           $6,445        $    --          $22,601

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by Item 304 of Regulation S-K was previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2001

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on Friday, May 24, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on Friday, May 24, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference. The information specified in Item 402(k) and
(l) of Regulation S-K and set forth in the Proxy Statement is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on Friday, May 24, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on Friday, May 24, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The consolidated financial statements filed as a part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements under
Item 8, which Index to Consolidated financial Statements is incorporated herein by reference.

     (a)(2) Financial Statement Schedule

     The Schedule of Variation and Qualifying Accounts appears on page S-I of this Annual Report on Form 10-K. Schedules other than those listed above are omitted because they are either not required or not applicable.

     (a)(3) Exhibits

     The Exhibits filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the Securities and Exchange Commission.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on December 21, 2001, in connection with the termination of its prior independent accountants and the subsequent engagement of new independent accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report and Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLEXIINTERNATIONAL SOFTWARE, INC.

                                          By: /s/ STEFAN R. BOTHE
                                            ------------------------------------
                                            Stefan R. Bothe
                                            Chairman of the Board, Chief
                                            Executive
                                            Officer and President
Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report and Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

/s/ STEFAN R. BOTHE                                    Chairman of the Board, and       March 28, 2002
-----------------------------------------------------  Chief Executive Officer and
Stefan R. Bothe                                        President (Principal Executive
                                                       Officer and Accounting Officer)

/s/ JENNIFER V. CHENG                                  Director                         March 28, 2002
-----------------------------------------------------
Jennifer V. Cheng

/s/ A. DAVID TORY                                      Director                         March 28, 2002
-----------------------------------------------------
A. David Tory

/s/ ROBERT A. DEGAN                                    Director                         March 28, 2002
-----------------------------------------------------
Robert A. Degan

                                 EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBITS
--------                     -----------------------
2.1(3)     Agreement and Plan of Merger dated June 24, 1998 among the
           Registrant, Princess Acquisition Corporation and The Dodge
           Group, Inc.
3.1(1)     Amended and Restated Certificate of Incorporation
3.2(1)     Amended and Restated By-Laws
4.1(1)     Specimen Common Stock Certificate
10.1(1)+   1992 Stock Option Plan, as amended
10.2(7)+   1997 Stock Incentive Plan, including forms of incentive and nonstatutory stock option agreements
10.3(1)+   1997 Director Stock Option Plan, including form of option
           agreement
10.4(5)+   1997 Employee Stock Purchase Plan, as amended
10.5(1)    Registration Rights Agreement dated May 7, 1996, as amended, among the Registrant and the Purchasers (as defined therein)
10.6(1)    Series C Preferred Stock Purchase Agreement dated May 7,
           1996 among the Registrant and the Purchasers (as defined
           therein)
10.7(1)    Warrant Agreement dated June 28, 1994 held by CDC Realty,
           Inc.
10.8(1)    Warrant Agreement dated July 25, 1995 issued to Comdisco,
           Inc.
10.9(1)    Warrant Agreement dated July 25, 1995 issued to Comdisco,
           Inc.
10.10(1)   Warrant Agreement dated December 10, 1996 issued to
           Comdisco, Inc.
10.11(1)   Standard Sublease Agreement dated February 7, 1996 between the Registrant and Symantec Corporation
10.12(1)   Stockholders' Voting Agreement dated May 7, 1996 among the
           Registrant and the Stockholders (as defined therein)
10.13(1)   Participation Agreement dated May 7, 1996 among the
           Registrant and the Purchasers (as defined therein)
10.14(3)+  Severance and Settlement Agreement and Release dated
           February 2, 1999 between the Registrant and Jennifer V.
           Cheng
10.15(3)+  Amendment of Options dated May 12, 1999 between the
           Registrant and Jennifer V. Cheng
10.16(4)   Lease Agreement, dated February 21, 2000, by and between the
           Company and Sommer Holdings, Ltd.
10.17      Loan Agreement and Convertible Promissory Note, dated as of
           January 31, 2001, by and between the Company and Core3, Inc.
16.1(6)    Letter regarding change in certifying accountant
21.1(4)    Schedule of Subsidiaries
23.1       Consent of Hill, Barth & King, LLP, independent accountants
23.2       Consent of Deloitte & Touche LLP, independent accountants

---------------

(1) Incorporated herein by reference to the Company's registration statement on Form S-1 (File No. 333-38403).
(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.
(3) Incorporated herein by reference to the Company's current report on Form 8-K, dated June 29, 1998.
(4) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.
(5) Incorporated herein by reference to the Company's registration statement on Form S-8 filed on February 21, 2002 (File No. 333-83146).
(6) Incorporated herein by reference to the Company's current report on Form 8-K, dated December 21, 2001.
(7) Incorporated by reference to the Company's 2001 definitive Proxy Statement, dated April 11, 2001.
 + Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Items 14(a) and 14(c) of Form 10-K.