Form 10-Q
period 2002-03-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2002-05-15
CIK 1015464

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______

Commission File Number: 000-23453

FLEXIINTERNATIONAL SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) Two Enterprise Drive, Shelton, CT (Address of Principal Executive Offices)	06-1309427 (I.R.S. Employer Identification No.) 06484 (Zip Code)

(203) 925-3040
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [   ]

As of March 31, 2002, there were 17,784,185 shares of FlexiInternational Software, Inc. Common Stock outstanding.

FLEXIINTERNATIONAL SOFTWARE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FlexiInternational Software, Inc. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(unaudited)	(audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$705	$637

Accounts receivable, net of allowance for doubtful accounts of $360 and $22, respectively	1,508	1,954

Prepaid expenses and other current assets	250	126

TOTAL CURRENT ASSETS	2,463	2,717

Property and equipment at cost, net of accumulated depreciation of $4,593 and $4,569, respectively	361	418

Prepaid expenses and other current assets	322	276

	$3,146	$3,411

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,595	$1,739

Deferred revenue	2,848	3,478

Current portion of long-term debt	191	148

TOTAL CURRENT LIABILITIES	4,634	5,365

LONG-TERM DEBT LESS PRINCIPAL DUE WITHIN ONE YEAR	847	933

STOCKHOLDERS’ DEFICIT:

Preferred stock, par value $.01 per share, 5,000,000 shares authorized, no shares issued and outstanding	0	0

Common stock, par value $.01 per share, 50,000,000 shares authorized, 17,784,185 issued and outstanding	178	178

Additional paid-in-capital	56,117	56,117

Accumulated deficit	(58,930)	(59,477)

Other accumulated comprehensive income	300	295

TOTAL STOCKHOLDERS’ DEFICIT	(2,335)	(2,887)

	$3,146	$3,411

See accompanying notes to condensed consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

REVENUE

Software license	$166	$1,377

Other operating revenue	500	0

Service and maintenance	1,609	1,777

TOTAL REVENUE	2,275	3,154

COST OF REVENUE

Software license	19	105

Service and maintenance	585	782

TOTAL COST OF REVENUE	604	887

GROSS PROFIT	1,671	2,267

OPERATING EXPENSES

Sales and marketing	357	633

Product development	380	684

General and administrative	375	842

TOTAL OPERATING EXPENSES	1,112	2,159

INCOME FROM OPERATIONS	559	108

OTHER INCOME (DEDUCTIONS)

Net interest (expense)	(12)	(11)

INCOME BEFORE INCOME TAXES	547	97

INCOME TAXES	0	0

NET INCOME	$547	$97

INCOME PER SHARE

Basic	$0.03	$0.01

Diluted	$0.03	$0.01

WEIGHTED AVERAGE SHARES

Basic	17,784	17,675

Diluted	17,784	17,675

See accompanying notes to condensed consolidated financial statements

FlexiInternational Software, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net income	$547	$97

Non-cash items:

Depreciation and amortization	57	277

Goodwill impairment	0	0

Provision (credit) for doubtful accounts	172	(175)

Change in operating accounts:

Accounts receivable	274	(628)

Prepaid expenses and other assets	(170)	(185)

Accounts payable and accrued expenses	(144)	434

Accrued restructuring	0	(27)

Deferred revenue	(630)	(141)

Net cash provided by (used in) operating activities	106	(348)

Cash flows from investing activities:

Sales of marketable securities	0	61

Purchases of property and equipment	0	(6)

Net cash provided investing activities	0	55

Cash flows from financing activities:

Repayments of debt	(15)	(128)

Proceeds from employee stock purchase plan	0	1

Payments of capital lease obligations	(28)	(144)

Net cash used in financing activities	(43)	(271)

Effect of exchange rate changes on cash	5	(16)

Increase decrease in cash and cash equivalents	68	(580)

Cash and cash equivalents at beginning of year	637	1,389

Cash and cash equivalents at end of year	$705	$809

Supplemental disclosures:

Interest paid in cash	$12	$13

Conversion of accounts payable into notes payable	$0	$189

See accompanying notes to condensed consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)
(unaudited)

					Other		Total
	Common Stock		Additional		accumulated		stockholders'
			Paid-in	Accumulated	comprehensive	Treasury	equity
	Shares	Amount	Capital	Deficit	income	Stock	(deficit)

Balancce at December 31, 2001	7,784,185	$178	$56,117	$(59,477)	$295	$0	$(2,887)

Shares issued for stock purchase plan	0	0	0	0	0	0	0

Net income	0	0	0	547	0	0	547

Currency translation adjustment	0	0	0	0	5	0	5

Comprehensive income	0	0	0	0	0	0	552

Balance at March 31, 2002	7,784,185	$178	$56,117	$(58,930)	$300	$0	$(2,335)

See accompanying notes to consolidated financial statements

FlexiInternational Software, Inc. and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2002 and 2001
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 — NEW ACCOUNTING STANDARDS

On July 5, 2001, the Financial Accounting Standards Board approved Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 in the first quarter of 2002. This will not have a material effect on the financial statements.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either other assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement did not have a material impact on financial condition and results of operations.

NOTE 3 — SIGNIFICANT EVENTS

The first quarter 2002 revenues included $500,000 under other revenue for the sale of our rights for the URL dodge.com to the DaimlerChrysler Corporation. Selling or renting access to our intellectual property is part of our regular business. This sale was a one-time event and we have no further revenue expectation from this transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to, among other things our license revenue, service revenue, our new outsourcing business, the length of our sales cycle and future expenses. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

     FlexiInternational Software, Inc. designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution — composed of FlexiFinancials, FlexiFinancial Datawarehouse, or FlexiFDW, FlexilnfoAccess and FlexiTools — is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. We sell our software for use in traditional in-house accounting operations as well as through our accounting outsourcing service, or BPO, to companies which want to outsource their back office accounting processes.

     Our Financial Management Services solution, or FMS, a BPO service, is designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and start-up fast growing companies would benefit substantially from outsourcing their back office accounting processes to enable them to better focus on financial analysis, cash management and the strategic issues of their business. As part of our BPO sales strategy, we recruit regional resellers of our FMS solution which will pay us a percentage of the fee they collect for using our software and related solutions. Some resellers will handle the complete BPO service while others will handle the client relationship and Flexi will handle the hosting and accounting aspects of the service. We recently signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller’s BPO service. According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to double in size over the next three years. However, the full acceptance of this solution is still several years away.

     We derive our revenue primarily from:

•	noncancellable software license agreements entered into with respect to our products;

•	royalties paid to us from third parties that distribute our products;

•	to a lesser extent, third-party products distributed by us; and

•	annual software maintenance agreements entered into with our customers.

     Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 15.6% and 17.5% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. Our international sales generally have the same cost structure as our domestic sales. The majority of our international sales are transacted in British pounds sterling and an increase in the value of the British pound relative to the currency of the country in which we are selling our product, could make our products more expensive and potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See “Certain factors that May Affect Future Operating Results.”

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	Three Months Ended

	March 31,	March 31,
	2002	2001

REVENUE

Software license	7.3%	43.7%

Other operating revenue	22.0%	0.0%

Service and maintenance	70.7%	56.3%

TOTAL REVENUE	100.0%	100.0%

COST OF REVENUE

Software license	0.8%	3.3%

Service and maintenance	25.7%	24.8%

TOTAL COST OF REVENUE	26.5%	28.1%

GROSS PROFIT	73.5%	71.9%

OPERATING EXPENSES

Sales and marketing	15.7%	20.1%

Product development	16.7%	21.7%

General and administrative	16.4%	26.7%

TOTAL OPERATING EXPENSES	48.8%	68.5%

INCOME FROM OPERATIONS	24.7%	3.4%

OTHER INCOME (DEDUCTIONS)

Net interest (expense)	(0.5)%	(0.3)%

INCOME BEFORE INCOME TAXES	24.2%	3.1%

INCOME TAXES	0.0%	0.0%

NET INCOME	24.2%	3.1%

     Revenues. Total revenues, consisting of software license revenues, service and maintenance revenues, decreased 28% from $3.2 million for the quarter ended March 31, 2001 to $2.3 million for the quarter ended March 31, 2002. Software license revenues decreased 88% to $166,350 in the first quarter of the current year from $1.4 million in the comparable period of the prior year. The prior year quarter included $1.0 million invoice for royalties and maintenance which we determined was due us and is currently subject to binding arbitration (see Legal Proceedings). One customer accounted for 98% of the software license revenue recognized during the first quarter of the current year, and the same customer accounted for 74% of last year’s first quarter software license revenue. Our license revenue will remain low in the foreseeable future as we continue to focus on building our BPO service revenue.

     Service and maintenance revenues decreased 9%, from $1.8 million for the quarter ended March 31, 2001 to $1.6 million for the quarter ended March 31, 2002. This decrease continues to be primarily attributable to a decline in service revenue due to fewer active client implementations. We do not expect this trend to be reversed until we begin to experience a higher level of new product sales from new product licenses and BPO contracts.

     Other revenues accounts for $500,000 for the sale of our rights to the URL dodge.com. This was a one-time sale.

     Cost of Revenues. Our cost of revenues consists of cost of software license revenues and cost of service and maintenance revenues. Cost of software license revenues consists of the cost of third-party software products distributed by us and the cost of product media, manuals and shipping. Cost of service and maintenance revenues consists of the cost of providing consulting, implementation and training to licensees of our products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software.

     Cost of software license revenue decreased 82%, from $105,000 for the quarter ended March 31, 2001 to $19,000 for the quarter ended March 31, 2002. This decrease is primarily attributable to decreased revenue. Cost of software license revenues as a percentage of software license revenues increased to 11% for the quarter ended March 31, 2002 from 8% for the quarter ended March 31, 2001 due to a higher component of third-party sales.

     Cost of service and maintenance revenues decreased 25%, from $782,000 for the quarter ended March 31, 2001 to $585,000 for the quarter ended March 31, 2002. This decrease is a result of a reduction in staffing due to a lower level of client implementations.

     Operating Expenses. Aggregate operating expenses declined 49% in the quarter ended March 31, 2002 to $1.1 million, from $2.2 million in the quarter ended March 31, 2001. Over the past three years we have focused our efforts on reducing expenses to attain a sustainable level of profitability.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for our sales staff. Sales and marketing expenses decreased 44% to $357,000 for the first quarter of 2001 from $633,000 in the comparable period of last year as result of a smaller, more focused sales force.

     Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. Product development expenses decreased 44% to $380,000 for the quarter ended March 31, 2002 from $684,000 for the quarter ended March 31, 2001. The decrease in product development expense was due primarily to the decrease in development personnel as a result of the completion of the development work on FlexiFinancials Release 4.3 during 2001. The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solutions, but does not anticipate the need to materially increase its development staff from its current level.

     General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses declined 56% to $375,000 for the quarter ended March 31, 2002 from $842,000 in the first quarter of fiscal year 2001. This is primarily due to a reduction of legal expenses and executive compensation.

     Interest Income and Interest Expense. Interest income represents income earned on the Company’s cash, cash equivalents and marketable securities. Net interest expense was $12,000 for the quarter ended March 31, 2002 versus net interest expense of $11,000 for the comparable period of last year. This increase is primarily due to the additional interest expense as a result of interest on notes payable to vendors and borrowings under our equipment financing arrangements.

     Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for any of the periods reported upon due to current earnings being offset by operating loss carry forwards. Until recently, we have reported only tax losses to date and consequently have approximately $40.3 million and $26.9 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2020, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization and therefore a valuation reserve has been set up for any deferred tax assets. The Company’s deferred tax assets at December 31, 2001 were $24.5 million, consisting primarily of net operating loss carryforwards. The Company’s benefit of deferred tax assets has been fully reserved as of December 31, 2001 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Liquidity and Capital Resources

     Since inception, the Company has primarily financed its operations through private placements of its capital stock, issuance of convertible promissory notes and loans, equipment financing and other traditional borrowing arrangements. In addition, in December 1997 Flexi consummated an initial public offering of common stock.

     For the past two years, however, Flexi has funded its operations primarily through cash received from license and royalty revenues, annual maintenance contracts, and consulting services provided to its clients. Maintenance fees represented 63% of the cash resources of the Company for the first quarter of 2002 and are expected to average $450,600 per month in 2002. Given the critical nature of software to our customers’ business, most maintenance contracts are renewed regularly and cancellations are usually due to circumstances such as mergers and acquisitions of Flexi clients with companies that are using a competing product.

     As of March 31, 2002, we had cash and cash equivalents of $705,000, an increase of $68,000 from December 31, 2001 including the $500,000 received for the sale of the dodge.com URL. The Company’s working capital deficit at March 31, 2002 was $2.2 million, compared to a working capital deficit of $2.7 million at December 31, 2001.

     The Company’s operating activities resulted in a net cash inflow of $106,000 for the period ended March 31, 2002 which was mainly the cause of a decrease in accrued expenses and accounts payable and the cash received from the sale of our rights to the URL dodge.com. The Company’s investing activities resulted in a net cash inflow of $0 for the period ended March 31, 2002. At March 31, 2002, the Company had no material commitments for capital expenditures. During the period ended March 31, 2002, the Company had net cash outflows from financing activities of $43,000, which was primarily related to payments of capital lease obligations and repayments of debt.

     Flexi’s contractual cash obligations are outlined in the table below including its equipment lease and office rental obligations, as well as payments due under payment terms negotiated with companies for current debt and settlements of payment disputes. These cash obligations were $259,000 for the period ending March 31, 2002 and are expected to amount to approximately $91,000 per month for fiscal 2002. Flexi also has an arbitration award of $331,000 against the Company for which collection attempts have been made recently and payment terms are expected to be negotiated. Where appropriate, Flexi will seek to negotiate extended payment terms with respect to its financial obligations.

		Payments Due by Period (In Thousands)

		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Facilities Obligation	$664.4	$363.9	$260.8	$39.7	—

Capital Lease Obligation	360.9	120.0	240.9	—	—

Operating Leases	78.8	47.7	31.1	—	—

Other Obligations	1,600.9	529.1 (1)	638.5	120.0	313.3

Insurance Obligations	116.4	116.4	—	—	—

Total Contractual Cash Obligations	$2,821.4	$1,177.1	$1,171.3	$159.7	$313.3

(1)	Partially offset by $215 insurance payment.

Certain Factors that May Affect Future Operating Results

     Unproven Market Acceptance of our FMS Solution. If our FMS Solution does not gain market acceptance, our business will be adversely affected. The growth of our business will depend largely on the successful implementation of our recently introduced FMS solution. This solution is an accounting business processing outsource service or BPO, which we anticipate will allow us to leverage our suite of accounting software products and our expertise in back office processing of accounting data. We expect to derive a portion of our revenues in the future from our BPO service in conjunction with our existing software suites. If our BPO service does not gain market acceptance, our revenues may decline and our business may be adversely affected. Factors that may affect the market acceptance of our BPO service, some of which are beyond our control, may include:

•	the growth, acceptance and changing requirements in the BPO industry;

•	the performance, quality and price of our new service and our existing product suites; and

•	the availability, price, quality and performance of competing products and services.

     Potential Fluctuations in Quarterly Performance; Seasonality. The Company’s revenues and operating results have varied substantially from quarter to quarter. The Company’s quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company’s licensing transactions; the market acceptance of new services, products or product enhancements by the Company or its competitors; product and price competition; the relative proportions of revenues derived from license fees, services and third-party channels; changes in the Company’s operating expenses; personnel changes; the timing of the introduction, and the performance of, the Company’s Flexi Industry Partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

     The timing, size and nature of individual licensing transactions are important factors in the Company’s quarterly results of operations. Many such transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. In addition, the sales cycles associated with these transactions are subject to a number of uncertainties, including customers’ budgetary constraints, the timing of customers’ budget cycles and customers’ internal approval processes. There can be no assurance that the Company will be successful in closing such large transactions on a timely basis or at all. Software license revenues under the Company’s license agreements are recognized upon delivery and installation of the product and when all significant contractual obligations have been satisfied. Significant obligations would include future promises of enhancements and/or modification that are essential to the product. Delays in the installation of the Company’s software, including potential delays associated with contractual enhancements to the Company’s software products, could materially adversely affect the Company’s quarterly results of operations. In addition, as the Company derives a significant proportion of total revenues from license revenues, the Company may realize a disproportionate amount of its revenues and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter. Accordingly, delays in product delivery and installation or in the closing of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels.

     The Company’s expense levels are based, in significant part, on its expectations as to future revenues and are largely fixed in the short term. As a result, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, any significant shortfall of revenues in relation to the Company’s expectations would have an immediate and material adverse effect on the Company’s business, financial condition and results of operations.

     The Company has experienced, and may experience in the future, significant seasonality in its business, and the Company’s financial condition or results of operations may be affected by such trends in the future. In past years, the Company had greater demand for its products in its fourth quarter and has experienced lower revenues in its succeeding first quarter. These fluctuations are caused primarily by pressures on prospects to complete purchases before year-end to achieve their goals and use the allocated budgets.

     Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenues and results of operations will not vary substantially. It is also possible that in some future quarter the Company’s results of operations will be below the expectations of public market analysts and investors. In either case, the price of the Company’s Common Stock could be materially adversely affected.

     Dependence on Key Personnel. The Company’s performance depends substantially on the performance of its Chief Executive Officer, Stefan Bothe. The Company has experienced significant turnover in its management and is therefore operating with a limited group of executive officers and key employees. In addition, the Company has experienced personnel turnover with respect to its sales force and software professionals. The Company is dependent on its ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team. The loss of the services of any of the Company’s executive officers or other key employees could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company maintains a key person insurance policy on Stefan R. Bothe.

     Lengthy Sales Cycle. The Company’s software is often used for business-critical purposes, and its implementation involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available software and require the Company to expend substantial time, effort and money educating potential customers about the value of the Company’s solutions. Sales of the Company’s software products required an extensive education and marketing effort throughout a customer’s organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor a competing vendor or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company’s products is long, typically ranging between three and nine months. Due to the length of the sales cycle for its software products, including delays in implementing the Company’s software across several functional and geographic areas of an organization, the Company’s ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company’s business, financial condition or results of operations.

     Competition. The market for the Company’s products and services is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. In recent quarters, the Company has been observing increasingly aggressive pricing practices and/or unusual terms and conditions offered to customers by its competitors, and increasing competition in the middle market from competitors which previously focused principally on larger corporations. A number of the Company’s competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and its partners and distributors. In addition, the Company’s partners may develop or offer products and services that compete with the Company’s products and services. There can be no assurance that the Company’s partners will not give higher priority to the sales of these or other competitive products and services. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

     Risks Associated with Third-Party Channels. The Company addresses certain vertical and geographic markets through its partners. The Company relies on its third-party channels to provide sales and marketing presence and name recognition, as well as the resources necessary to offer industry-specific financial accounting solutions. Although the Company expects to dedicate significant resources to develop its partners, there can be no assurance that the Company will be able to attract and retain qualified firms in its targeted vertical markets. The failure of the Company to maintain its current third-party channels or find other third-party channels, the Company’s inability to adequately support such channels, the development of competitive products and services by the Company’s third-party channels or the entry by such firms into alliances with competitors of the Company would substantially limit the Company’s ability to provide its products and services and, accordingly, have a material adverse effect on the Company’s business, financial condition and results of operations. Although the Company has attempted to seek partners in distinct vertical markets and distributors in distinct geographic markets, and to manage them in a manner to avoid potential channel conflicts, there can be no assurance that channel conflicts may not develop. Any such conflicts may adversely affect the Company’s relationship with third-party channels or adversely affect its ability to develop new channels.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

     The Company is also a party to various disputes and proceedings arising from the ordinary course of general business activities including a sales tax audit by the State of Connecticut involving past acquisition of computer and related equipment. Although the final outcome of these matters cannot be determined, we believe that these matters will not seriously harm our business.

Item 2. Quantitative and Qualitative Disclosure About Market Risk

     Market risk refers to the potential effects of unfavorable changes in certain prices and rates on Company’s financial results and conditions, primarily foreign currency exchange rates and interest rates on marketable securities. The Company does not utilize derivative instruments in managing its exposure to such changes. The Company does not believe that near-term changes in foreign currency exchange rates or interest rates will have a material effect on its future earnings, fair values or cash flows.

Item 3. Submission of Matters to a Vote of Security Holders

None

Item 4. Exhibits and Reports On Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXIINTERNATIONAL SOFTWARE, INC.

By /s/ Stefan R. Bothe

Stefan R. Bothe, Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: May 15, 2002