Form 10-Q
period 2002-06-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2002-08-14
CIK 1015464

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

                                 Yes [X] No [ ]

As of June 30, 2002, there were 17,784,185 shares of FlexiInternational Software, Inc. Common Stock outstanding.

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----
PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
        Condensed Consolidated Balance Sheets...........................................................................3
        Condensed Consolidated Statements of Operations.................................................................4
        Condensed Consolidated Statements of Cash Flows.................................................................5
        Condensed Consolidated Statements of Stockholders' Equity (Deficit).............................................6
        Notes to Condensed Consolidated Financial Statements............................................................7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................8
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................................13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................................13
Item 4. Submission of Matters to a Vote of Security Holders............................................................13
Item 6. Exhibits and Reports on Form 8-K...............................................................................14

Signature..............................................................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                           June 30,       December 31,
                                                                             2002             2001
                                                                           --------       ------------
                                                                          (unaudited)      (audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                  $  1,449         $    637
Accounts receivable, net of allowance for doubtful accounts of
  $439 and $22, respectively                                                  1,058            1,954
Prepaid expenses and other current assets                                       203              126
                                                                           --------         --------
                   TOTAL CURRENT ASSETS                                       2,710            2,717

Property and equipment at cost, net of accumulated depreciation
  of $4,654 and $4,569, respectively                                            322              418
Other assets                                                                    371              276
                                                                           --------         --------
                                                                           $  3,403         $  3,411
                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                                      $  1,585         $  1,739
Deferred revenue                                                              2,946            3,478
Current portion of long-term debt                                               241              148
                                                                           --------         --------
                   TOTAL CURRENT LIABILITIES                                  4,772            5,365
                                                                           --------         --------
LONG-TERM DEBT LESS PRINCIPAL DUE WITHIN
ONE YEAR                                                                        759              933

STOCKHOLDERS' DEFICIT:

Preferred stock,  par value $.01 per share, 5,000,000 shares
  authorized, no shares issued and outstanding                                    0                0
Common stock, par value $.01 per share, 50,000,000 shares
  authorized, 17,784,185 issued and outstanding                                 178              178
Additional paid-in-capital                                                   56,117           56,117
Accummulated deficit                                                        (58,700)         (59,477)
Other accumulated comprehensive income                                          277              295
                                                                           --------         --------

                   TOTAL STOCKHOLDERS' DEFICIT                               (2,128)          (2,887)
                                                                           --------         --------
                                                                              3,403            3,411
                                                                           ========         ========

      See accompanying notes to condensed consolidated financial statements.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                    Three Months Ended                 Six Months Ended

                                                                 June 30,         June 30,         June 30,         June 30,
                                                                   2002             2001             2002             2001
                                                                 --------         --------         --------         --------
REVENUE
      Software license                                           $    301         $    530         $    467         $  1,907
      Other operating revenue                                           0                0              500                0
      Service and maintenance                                       1,557            1,749            3,166            3,526
                                                                 --------         --------         --------         --------
                                        TOTAL REVENUE               1,858            2,279            4,133            5,433
                                                                 --------         --------         --------         --------

COST OF REVENUE
      Software license                                                 63               48               82              153
      Service and maintenance                                         491              454            1,076            1,236
                                                                 --------         --------         --------         --------
                                TOTAL COST OF REVENUE                 554              502            1,158            1,389
                                                                 --------         --------         --------         --------
                                         GROSS PROFIT               1,304            1,777            2,975            4,044
                                                                 --------         --------         --------         --------

OPERATING EXPENSES
      Sales and marketing                                             381              887              738            1,520
      Product development                                             339              381              719            1,065
      General and administrative                                      351              476              726            1,318
                                                                 --------         --------         --------         --------
                             TOTAL OPERATING EXPENSES               1,071            1,744            2,183            3,903
                                                                 --------         --------         --------         --------
                               INCOME FROM OPERATIONS                 233               33              792              141

OTHER INCOME (DEDUCTIONS)
      Net interest (expense)                                           (3)              (4)             (15)             (15)
                                                                 --------         --------         --------         --------
                           INCOME BEFORE INCOME TAXES                 230               29              777              126
INCOME TAXES                                                            0                0                0                0
                                                                 --------         --------         --------         --------

                                           NET INCOME            $    230         $     29         $    777         $    126
                                                                 ========         ========         ========         ========

INCOME PER SHARE

      Basic                                                      $   0.01         $   0.00         $   0.04         $   0.01
                                                                 ========         ========         ========         ========

      Diluted                                                    $   0.01         $   0.00         $   0.04         $   0.01
                                                                 ========         ========         ========         ========

WEIGHTED AVERAGE SHARES

      Basic                                                        17,784           17,678           17,784           17,676
                                                                 ========         ========         ========         ========

      Diluted                                                      17,784           17,680           17,784           17,768
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

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Six Months Ended
                                                               -----------------------
                                                               June 30,        June 30,
                                                                 2002           2001
                                                               -------         -------
Cash flows from operating activities:
Net income                                                     $   777         $   126
Non-cash items:
  Depreciation and amortization                                    100             543
  Provision (credit) for doubtful accounts                         251             (11)
Change in operating accounts:
  Accounts receivable                                              644            (563)
  Prepaid expenses and other assets                               (172)           (164)
  Accounts payable and accrued expenses                           (153)           (188)
  Accrued restructuring                                              0             (27)
  Deferred revenue                                                (532)           (188)
                                                               -------         -------
Net cash provided by (used in) operating activities                915            (472)
                                                               -------         -------

Cash flows from investing activities:
  Sales of marketable securities                                     0              60
  Purchases of property and equipment                               (4)             (5)
                                                               -------         -------
Net cash provided by (used in) investing activities                 (4)             55
                                                               -------         -------

Cash flows from financing activities:
  Repayments of debt                                               (30)           (130)
  Proceeds from employee stock purchase plan                         0               1
  Payments of capital lease obligations                            (51)           (283)
                                                               -------         -------
Net cash used in financing activities                              (81)           (412)
                                                               -------         -------

Effect of exchange rate changes on cash                            (18)            (16)
                                                               -------         -------

Increase (decrease) in cash and cash equivalents                   812            (845)
Cash and cash equivalents at beginning of period                   637           1,389
                                                               -------         -------
Cash and cash equivalents at end of period                     $ 1,449         $   544
                                                               =======         =======

Supplemental disclosures:
  Interest paid in cash                                        $    22         $    13
  Conversion of accounts payable into notes payable            $     0         $   142

     See accompanying notes to condensed consolidated financial statements.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (in thousands, except share data)
                                   (unaudited)

                                                                                            Other
                                          Common Stock        Additional                 Accumulated                   Total
                                      ---------------------     Paid-in    Accumulated  Comprehensive    Treasury   Stockholders'
                                        Shares       Amount     Capital      Deficit        Income        Stock       Deficit
                                      ----------     ------   ----------   -----------  -------------    --------   -------------
Balance at December 31, 2001          17,784,185      $178      $56,117      $(59,477)       $ 295         $  0       $(2,887)

Net Income                                     0         0            0           777            0            0           777
       Currency Translation
             Adjustment                        0         0            0             0          (18)           0           (18)
                                                                                                                     --------
Comprehensive Income                           0         0            0             0            0            0           759
                                      ----------      ----      -------      --------        -----         ----       -------
Balance at June 30, 2002              17,784,185      $178      $56,117      $(58,700)       $ 277         $  0       $(2,128)
                                      ==========      ====      =======      ========        =====         ====       =======

          See accompanying notes to consolidated financial statements.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six months ended June 30, 2002 and 2001
                                   (unaudited)

NOTE 1--BASIS OF PRESENTATION
The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2--NEW ACCOUNTING STANDARDS
On July 5, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 in the first quarter of 2002. This did not have a material effect on the financial statements.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either other assets or liabilities in the balance sheet and measure those instruments at fair value. This statement did not have a material impact on financial condition and results of operations.

NOTE 3--SIGNIFICANT EVENTS
The second quarter 2002 revenues included $215,000 under license revenue related to an insurance settlement related to a dispute with a client while the first quarter 2002 included other operating revenue of $500,000 for the sale of the dodge.com URL.

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

OVERVIEW

         FlexiInternational Software, Inc. designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution - composed of FlexiFinancials, FlexiFinancial Datawarehouse, or FlexiFDW, FlexilnfoAccess and FlexiTools - is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. We sell our software for use in traditional in-house accounting operations as well as through our accounting outsourcing service to companies which want to outsource their back office accounting processes.

         Our Financial Management Services solution, or FMS, a business process outsourcing (BPO) service, is designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and start-up fast growing companies would benefit substantially from outsourcing their back office accounting processes to enable them to better focus on financial analysis, cash management and the strategic issues of their business. As part of our BPO sales strategy to expand regional coverage rapidly, we recruit regional resellers of our FMS solution which will pay us a percentage of the fee they collect for using our software and related solutions. Some resellers will handle the complete BPO service while others will handle the client relationship and Flexi will handle the hosting and accounting aspects of the service. In 2001, we signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller's BPO service. According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to double in size over the next three years. However, the full acceptance of this solution is still several years away.

         We derive our revenue primarily from:

         - noncancellable software license agreements entered into with respect to our products;
         - royalties paid to us from third parties that distribute our products;
         -        to a lesser extent, third-party products distributed by us;
                  and
         - annual software maintenance agreements entered into with our customers.

         Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 16.7% and 18.0% of total revenues for the six-month period ending June 31, 2002 and 2001, respectively. Our international sales generally have the same cost structure as our domestic sales. The majority of our international sales are transacted in British pounds sterling, and an increase in the value of the British pound relative to the currency of the country in which we are selling our product could make our products more expensive and potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses for certain countries, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                                         Three Months Ended               Six Months Ended

                                                                       June 30,       June 30,         June 30,        June 30,
                                                                         2002           2001             2002            2001
                                                                       --------       --------         --------        --------
REVENUE
       Software license                                                  16.2%           23.3%           11.3%           35.1%
       Other operating revenue                                            0.0%            0.0%           12.1%            0.0%
       Service and maintenance                                           83.8%           76.7%           76.6%           64.9%
                                                                        -----           -----           -----           -----
                                     TOTAL REVENUE                      100.0%          100.0%          100.0%          100.0%
                                                                        -----           -----           -----           -----
COST OF REVENUE
       Software license                                                   3.4%            2.1%            2.0%            2.8%
       Service and maintenance                                           26.4%           19.9%           26.0%           22.7%
                                                                        -----           -----           -----           -----
                                         TOTAL COST OF REVENUE           29.8%           22.0%           28.0%           25.5%
                                                                        -----           -----           -----           -----
                                                  GROSS PROFIT           70.2%           78.0%           72.0%           74.5%
                                                                        -----           -----           -----           -----
OPERATING EXPENSES
       Sales and marketing                                               20.5%           38.9%           17.9%           28.0%
       Product development                                               18.2%           16.7%           17.4%           19.6%
       General and administrative                                        18.9%           20.9%           17.6%           24.3%
                                                                        -----           -----           -----           -----
                                      TOTAL OPERATING EXPENSES           57.6%           76.5%           52.9%           71.9%
                                                                        -----           -----           -----           -----
                                        INCOME FROM OPERATIONS           12.6%            1.5%           19.1%            2.6%

OTHER INCOME (DEDUCTIONS)
       Net interest (expense)                                            -0.2%           -0.2%           -0.4%           -0.3%
                                                                        -----           -----           -----           -----
                                    INCOME BEFORE INCOME TAXES           12.4%            1.3%           18.7%            2.3%
INCOME TAXES                                                              0.0%            0.0%            0.0%            0.0%
                                                                        -----           -----           -----           -----

                                                    NET INCOME           12.4%            1.3%           18.7%            2.3%
                                                                        =====           =====           =====           =====

         Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 18.5% from $2.3 million for the quarter ended June 30, 2001 to $1.9 million for the quarter ended June 30, 2002. Total revenues for the six-month period decreased 23% to $4.1 million. Software license revenues decreased 43% to $301,000 in the second quarter of the current year from $530,000 in the comparable period of the prior year. The prior year six-month period included $1.0 million of one-time revenue related to an arbitration settlement with a former reseller while the second quarter ended June 30, 2002 included a settlement with a client which resulted in $215,000 in one-time revenue. One customer accounted for 71% of the software license revenue recognized during the second quarter of the current year. Our license revenue will remain low in the foreseeable future as we continue to focus on building our BPO service revenue.

         Service and maintenance revenues decreased 10%, from $3.5 million for the quarter ended June 30, 2001 to $3.2 million for the quarter ended June 30, 2002. This decrease continues to be primarily attributable to a decline in service revenue due to fewer active client implementations. We do not expect this trend to be reversed until we begin to experience a higher level of new product sales from new product licenses and BPO contracts.

         Other revenues for the six months ended June 30, 2002 is for $500,000 for the sale of our rights to the URL dodge.com in the first quarter. This was a one-time sale.

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

         Cost of software license revenue increased 31%, from $48,000 for the quarter ended June 30, 2001 to $63,000 for the quarter ended June 30, 2002, but decreased 46% from $153,000 for the six-month period ended June 30, 2001 to $82,000 for the same six-month period of 2002. While increases or decreases of cost of software license revenue are directly related to increases or decreases on new license revenue, the percentage of third-party revenue will also impact the cost of software license revenue as third-party revenue has a higher cost component than our own software. Cost of software license revenues as a percentage of software license revenues increased to 21% for the quarter ended June 30, 2002 from 9% for the quarter ended June 30, 2002 and increased to 17% for the six months ended June 30, 2002 from 8% for the same period of 2001 due to a higher component of third-party sales.

         Cost of service and maintenance revenues increased 8%, from $454,000 for the quarter ended June 30, 2001 to $491,000 for the quarter ended June 30, 2001. Cost of service and maintenance revenue decreased 13% from $1.2 million for the six-month period ended June 30, 2001 to $1.1 million for the six-month period ended June 30, 2002. This six-month decrease is a result of a reduction in staffing due to a lower level of client implementations.

         Operating Expenses. Aggregate operating expenses declined 39% in the quarter ended June 30, 2002 to $1.1 million, from $1.7 million in the quarter ended June 30, 2002. Operating expenses declined 44% for the six-month period ended June 30, 2002 to $2.2 million from $3.9 million for the same six-month period in 2001. Over the past three years we have focused our efforts on reducing expenses to attain a level of profitability.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for our sales staff. Sales and marketing expenses decreased 57% to $381,000 for the second quarter of 2001 from $887,000 in the comparable period of last year and decreased 51% for the six-month period as result of a smaller, more focused sales force.

         Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. Product development expenses decreased 11% to $339,000 for the quarter ended June 30, 2002 from $381,000 for the quarter ended June 30, 2001. For the six-month period, these expenses declined 32% or $346,000 to $719,000. The decrease in product development expense was due primarily to the decrease in development personnel as a result of the completion of the development work on FlexiFinancials Release 4.3 during 2001. The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solutions but does not anticipate the need to materially increase its development staff from its current level.

         General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses declined 26% to $351,000 for the quarter ended June 30, 2002 from $476,000 in the second quarter of fiscal year 2001. For the six-month period, these expenses declined 45% from $1.3 million in 2001 to $726,000 in the same period of 2002. This is primarily due to a reduction of legal expenses and executive compensation.

         Net Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities while interest expense represents interest paid under our equipment leasing agreement. Net interest expense was $3,000 for the quarter ended June 30, 2002 versus net interest expense of $4,000 for the comparable period of last year. For the six-month periods of 2001 and 2002 the net interest expense remained the same at $15,000.

         Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for any of the periods reported upon due to current earnings being offset by operating loss carryforwards. We have reported only tax losses to date and consequently have approximately $40.3 million and $26.9 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2020, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization and therefore a valuation reserve has been set up for any deferred tax assets. The Company's deferred tax assets at December 31, 2001 were approximately $24.5 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 2001 and June 30, 2002 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

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

         As of June 30, 2002, we had cash and cash equivalents of $1.4 million, an increase of $812,000 from December 31, 2001 including the $500,000 received for the sale of the dodge.com URL and a $215,000 payment to us under one of our insurance policies. The Company's working capital deficit at June 30, 2002 was $2.1 million, compared to a working capital deficit of $2.7 million at December 31, 2001.

         The Company's operating activities resulted in a net cash inflow of $915,000 for the period ended June 30, 2002 which was mainly the result of an increase in accounts receivable collections, the cash received from the sale of our rights to the URL dodge.com and the insurance payment. The Company's investing activities resulted in a net cash outflow of $4,000 for the period ended June 30, 2002. At June 30, 2002, the Company had no material commitments for capital expenditures. During the period ended June 30, 2002, the Company had net cash outflows from financing activities of $81,000, of which about $8,000 represents interest, which was primarily related to payments of capital lease obligations and repayments of debt.

         Flexi's contractual cash obligations are outlined in the table below including its equipment lease and office rental obligations, as well as payments due under payment terms negotiated with companies for current debt and settlements of payment disputes. These cash obligations were $243,000 for the period ending June 30, 2002 and are expected to amount to approximately $91,000 per month for fiscal 2002. Flexi also has an arbitration award of $331,000 against the Company for which collection attempts have been made recently and payment terms are expected to be negotiated. Where appropriate, Flexi will seek to negotiate extended payment terms with respect to its financial obligations.

                                                                             Payments Due by Period
                                                                                 (in thousands)
                                                --------------------------------------------------------------------------------
                                                                 Less than                                              After 5
Contractual Obligations                           Total            1 year           1-3 years        4-5 years            years
-----------------------                         --------         ---------          ---------        ---------          --------
Facilities Obligation ................          $  499.9             358.2             141.7                --                --
Capital Lease Obligation .............             369.1             214.6             154.6                --                --
Operating Leases .....................              65.3              43.2              22.0                --                --
Other Obligations ....................           1,491.9             463.5             610.0             120.0             298.3
Insurance Obligations ................              72.7              72.7                --                --                --
                                                --------          --------          --------          --------          --------
Total Contractual Cash Obligations ...          $2,498.8            1152.2             928.3             120.0             298.3
                                                ========          ========          ========          ========          ========

---------------

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

         Potential Fluctuations in Quarterly Performance; Seasonality. The Company's revenues and operating results have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's licensing transactions; the market acceptance of new services, products or product enhancements by the Company or its competitors; product and price competition; the relative proportions of revenues derived from license fees, services and third-party channels; changes in the Company's operating expenses; personnel changes; the timing of the introduction, and the performance of the Company's partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

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

         Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. The Company's future revenues and results of operations may vary substantially. It is also possible that in some future quarter the Company's results of operations will be below the expectations of public market analysts and investors. In either case, the price of the Company's Common Stock could be materially adversely affected.

         Dependence on Key Personnel. The Company's performance depends substantially on the performance of its Chief Executive Officer, Stefan R. Bothe. The Company has experienced significant turnover in its management and is therefore operating with a limited group of executive officers and key employees. In addition, the Company has experienced personnel turnover with respect to its sales force and software professionals. The Company is dependent on its ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team. The loss of the services of the Company's executive officer or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains a key person insurance policy on Stefan R. Bothe.

         Lengthy Sales Cycle. The Company's software is often used for business-critical purposes, and its implementation involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available software and require the Company to expend substantial time, effort and money educating potential customers about the value of the Company's solutions. Sales of the Company's software products requires an extensive education and marketing effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor a competing vendor or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between three and nine months. Due to the length of the sales cycle for its software products, including delays in implementing the Company's software across several functional and geographic areas of an organization, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company's business, financial condition or results of operations.

         Competition. The market for the Company's products and services is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. In recent quarters, the Company has been observing increasingly aggressive pricing practices and/or unusual terms and conditions offered to customers by its competitors and increasing competition in the middle market from competitors which previously focused principally on larger corporations. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and its partners and distributors. In addition, the Company's partners may develop or offer products and services that compete with the Company's products and services. The Company's partners may not give higher priority to the sales of these or other competitive products and services. The Company may not be able to compete successfully against current and future competitors or competitive pressures faced by the Company would materially adversely affect the Company's business, financial condition and results of operations.

         Risks Associated with Third-Party Channels. The Company addresses certain vertical and geographic markets through its partners for its outsourcing and software business. The Company relies on its third-party channels to provide sales and marketing presence and name recognition, as well as the resources necessary to offer industry-specific financial accounting solutions. Although the Company expects to dedicate significant resources to develop its partners, the Company may not be able to attract and retain qualified firms in its targeted vertical or regional markets. The failure of the Company to maintain its current third-party channels or find other third-party channels, the Company's inability to adequately support such channels, the development of competitive products and services by the Company's third-party channels or the entry by such firms into alliances with competitors of the Company would substantially limit the Company's ability to provide its products and services and, accordingly, have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has attempted to seek partners in distinct vertical markets and distributors in distinct geographic markets, and to manage them in a manner to avoid potential channel conflicts, channel conflicts may develop. Any such conflicts may adversely affect the Company's relationship with third-party channels or adversely affect its ability to develop new channels.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Stockholders on May 24, 2002 (the "Annual Meeting"). There were represented at the meeting in person or by proxy the holders of 14,272,731 shares of Common Stock, $.01 par value per share, of the Company, out of a total of 17,698,222 shares of Common Stock of the Company issued, outstanding and entitled to vote at the meeting.

         (b) At the Annual Meeting, the stockholders elected Robert A. Degan as a Class II director of the Company for a three-year term by a vote of 14,226,692 shares for, zero votes abstained and zero broker non-votes out of a total of 14,272,731 shares present in person or by proxy and entitled to vote at the meeting.

         (c) At the Annual Meeting, the stockholders elected Jennifer V. Cheng as Class II director of the Company for a three-year term by a vote of 13,699,191 shares for, zero votes abstained and zero broker non-votes out of a total of 14,272,731 shares present in person or by proxy and entitled to vote at the meeting.

         (d) At the Annual Meeting, the stockholders ratified the appointment of Hill Barth & King LLC as the independent auditors of the Company for the current fiscal year by a vote of 14,214,756 shares for, 5,375 against and 52,600 abstaining and zero broker non-votes out of a total 14,272,731 present in person or by proxy and entitled to vote at the meeting.

         (e) Mr. A. David Tory and Mr. Stefan R. Bothe will continue to serve as directors having been previously elected by the stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         99 Certification of Chief Executive Officer and Acting Chief Financial Officer Pusuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 FLEXIINTERNATIONAL SOFTWARE, INC.



                                 By /s/  Stefan R. Bothe
                                    --------------------------------------------
                                    Stefan R. Bothe, Chairman of the Board,
                                    President, Chief Executive Officer and
                                    Acting Chief Financial Officer (Principal
                                    Executive Officer and Principal Financial
                                    Officer)


Date: August 14, 2002