Form 10-Q
period 2002-09-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2002-11-12
CIK 1015464

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2002

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _________ to _________

                       Commission File Number: 000-23453



                        FLEXIINTERNATIONAL SOFTWARE, INC.
             ------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes  [X]   No  [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                          Yes  [_]   No  [X]

As of September 30, 2002, there were 17,784,185 shares of FlexiInternational Software, Inc. Common Stock outstanding.
================================================================================

                        FLEXIINTERNATIONAL SOFTWARE, INC.

                                Table of Contents



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets...............................3

          Condensed Consolidated Statements of Operations.....................4

          Condensed Consolidated Statements of Cash Flows.....................5

          Condensed Consolidated Statements of Stockholders' Deficit..........6

          Notes to Condensed Consolidated Financial Statements................7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........13

Item 4. Controls and Procedures..............................................13

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 6. Exhibits and Reports on Form 8-K.....................................13

Signature....................................................................14

Certifications...............................................................15

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except number of shares)

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2002           2001
ASSETS                                              (unaudited)     (audited)
------                                              ------------   ------------
CURRENT ASSETS

Cash and cash equivalents                            $     1,171   $        637

Accounts receivable, net of allowance for
 doubtful accounts of $165 and $22, respectively           1,299          1,954
Prepaid expenses and other current assets                    196            126
                                                    ------------   ------------
    TOTAL CURRENT ASSETS                                   2,666          2,717

Property and equipment at cost, net of accumulated
  depreciation of $4,704 and $4,569, respectively            304            418
Other assets                                                 418            276
                                                    ------------   ------------
                                                    $      3,388   $      3,411
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES

Accounts payable and accrued expenses               $      1,564   $      1,739
Deferred revenue                                           2,874          3,478
Current portion of long-term debt                            336            148
                                                    ------------   ------------
    TOTAL CURRENT LIABILITIES                              4,774          5,365
                                                    ------------   ------------
LONG-TERM DEBT LESS PRINCIPAL DUE WITHIN
ONE YEAR                                                     619            933

STOCKHOLDERS' DEFICIT:

Preferred stock, par value $.01 per share,
  5,000,000 shares authorized, no shares
  issued and outstanding                                       0              0

Common stock, par value $.01 per share,
  50,000,000 shares authorized, 17,784,185
  issued and outstanding                                     178            178
Additional paid-in-capital                                56,117         56,117
Accumulated deficit                                      (58,578)       (59,477)
Other accumulated comprehensive income                       278            295
                                                    ------------   ------------
    TOTAL STOCKHOLDERS' DEFICIT                           (2,005)        (2,887)
                                                    ------------   ------------
                                                    $      3,388   $      3,411
                                                    ============   ============


     See accompanying notes to condensed consolidated financial statements.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except number of shares)
                                   (unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                 September 30,    September 30,    September 30,    September 30,
                                                     2002             2001             2002             2001
                                                 -----------------------------     -----------------------------
REVENUE
-------
  Software license                                 $    167         $    368         $    634         $  2,275
  Other operating revenue                                 0                0              500                0
  Service and maintenance                             1,556            1,490            4,722            5,016
                                                   --------         --------         --------         --------
        TOTAL REVENUE                                 1,723            1,858            5,856            7,291
                                                   --------         --------         --------         --------
COST OF REVENUE
---------------
  Software license                                       63              291              145              444
  Service and maintenance                               465              571            1,541            1,807
                                                   --------         --------         --------         --------
        TOTAL COST OF REVENUE                           528              862            1,686            2,251
                                                   --------         --------         --------         --------
        GROSS PROFIT                                  1,195              996            4,170            5,040
                                                   --------         --------         --------         --------
OPERATING EXPENSES
------------------
  Sales and marketing                                   400              602            1,138            2,123
  Product development                                   405              270            1,125            1,335
  General and administrative                            258              940              984            2,257
  Goodwill impairment                                     0              862                0              862
                                                   --------         --------         --------         --------
        TOTAL OPERATING EXPENSES                      1,063            2,674            3,247            6,577
                                                   --------         --------         --------         --------
        INCOME (LOSS) FROM OPERATIONS                   132           (1,678)             923           (1,537)

OTHER DEDUCTIONS
----------------
  Net interest expense                                  (10)              (9)             (24)             (24)
                                                   --------         --------         --------         --------
        INCOME (LOSS) BEFORE INCOME TAXES               122           (1,687)             899           (1,561)

INCOME TAXES                                              0                0                0                0
------------                                              -                -                -                -
                                                   --------         --------         --------         --------
        NET INCOME (LOSS)                          $    122         $ (1,687)        $    899         $ (1,561)
                                                   ========         ========         ========         ========
INCOME (LOSS) PER SHARE
-----------------------

        Basic                                      $   0.01         $  (0.10)        $   0.05         $  (0.09)
                                                   ========         ========         ========         ========

        Diluted                                    $   0.01         $  (0.10)        $   0.05         $  (0.09)
                                                   ========         ========         ========         ========

WEIGHTED AVERAGE SHARES
-----------------------

        Basic                                        17,784           17,705           17,784           17,676
                                                   ========         ========         ========         ========

        Diluted                                      17,784           17,705           17,784           17,676
                                                   ========         ========         ========         ========

     See accompanying notes to condensed consolidated financial statements.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                                 (in thousands)
                                   (unaudited)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           ------------------------
                                                              2002          2001
                                                           ----------    ----------
Cash flows from operating activities:
Net income (loss)                                          $      899    $   (1,561)
Non-cash items:
  Depreciation and amortization                                   135           780
  Provision for doubtful accounts                                 143           862
  Loss on disposal of assets                                        0            (4)
Change in operating accounts:
  Accounts receivable                                             512          (780)
  Prepaid expenses and other current assets                      (212)           58
  Accounts payable and accrued expenses                          (175)          (47)
  Accrued restructuring                                             0           (27)
  Deferred revenue                                               (604)          153
                                                           ----------    ----------
Net cash provided by (used in) operating activities               698          (566)
                                                           ----------    ----------

Cash flows from investing activities:
  Sales of marketable securities                                    0            71
  Proceeds from sale of property and equipment                      0             1
  Purchases of property and equipment                             (24)          (32)
                                                           ----------    ----------
Net cash (used in) provided by investing activities               (24)           40
                                                           ----------    ----------

Cash flows from financing activities:
  Repayments of debt                                              (45)         (151)
  Proceeds from employee stock purchase plan                        0             9
  Payments of capital lease obligations                           (81)         (402)
                                                           ----------    ----------
Net cash used in financing activities                            (126)         (544)
                                                           ----------    ----------

Effect of exchange rate changes on cash                           (14)           (5)
                                                           ----------    ----------

Increase (decrease) in cash and cash equivalents                  534        (1,075)
Cash and cash equivalents at beginning of year                    637         1,389
                                                           ----------    ----------
Cash and cash equivalents at end of year                   $    1,171    $      314
                                                           ==========    ==========

Supplemental disclosures:
  Interest paid in cash                                    $       37    $       30
  Conversion of accounts payable into notes payable        $        0    $      142

     See accompanying notes to condensed consolidated financial statements.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (in thousands, except share data)
                                   (unaudited)

                                                                                             Other
                                         Common Stock      Additional                    accumulated        Total
                                     --------------------    Paid-in      Accumulated    comprehensive    stockholders'
                                      Shares      Amount     Capital        Deficit         income          deficit
                                     --------    --------   ----------    -----------    -------------    ------------
Balance at December 31, 2001        17,784,185    $  178     $ 56,117      $ (59,477)        $  295         $ (2,887)

  Net income                                 0         0            0            899              0              899

  Currency translation
     adjustment                              0         0            0              0            (17)             (17)
                                                                                                            --------
Comprehensive income                         0         0            0              0              0              882
                                    ----------    ------     --------      ---------         ------         --------
Balance at September 30, 2002       17,784,185    $  178     $ 56,117      $ (58,578)        $  278         $ (2,005)
                                    ==========    ======     ========      =========         ======         ========

     See accompanying notes to condensed consolidated financial statements.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Three and nine months ended September 30, 2002 and 2001
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 2 - NEW ACCOUNTING STANDARDS
On July 5, 2001, the Financial Accounting Standards Board approved Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 in the first quarter of 2002. This will not have a material effect on the financial statements.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either other assets or liabilities in the balance sheet and measure those instruments at fair value. This statement did not have a material impact on the Company's financial condition or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report contains forward-looking statements relating to, among other things, our license revenue, service revenue, our new outsourcing business, the length of our sales cycle and future expenses. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

     FlexiInternational Software, Inc. designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution - composed of FlexiFinancials, FlexiFinancial Datawarehouse, or FlexiFDW, FlexilnfoAccess and FlexiTools - is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. We sell our software for use in traditional in-house accounting operations as well as through our accounting outsourcing service to companies desiring to outsource their back office accounting processes.

     Our Financial Management Services solution, or FMS, a business process outsourcing (BPO) service, is designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and start-up fast growing companies would benefit substantially from outsourcing their back office accounting processes to enable them to better focus on financial analysis, cash management and the strategic issues of their business. As part of our BPO sales strategy to expand regional coverage rapidly, we recruit regional resellers of our FMS solution which will pay us a percentage of the fee they collect for using our software and related solutions. Some resellers will handle the complete BPO service while others will handle the client relationship and Flexi will handle the hosting and accounting aspects of the service. In 2001, we signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller's BPO service. According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to double in size over the next three years. However, we believe the full acceptance of this solution is still several years away.

     We derive our revenue primarily from:

     o noncancellable software license agreements entered into with respect to our products;

     o    royalties paid to us from third parties that distribute our products;

     o    to a lesser extent, third-party products distributed by us; and

     o annual software maintenance agreements entered into with our customers.

     Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 21.5% and 19.4% of total revenues for the nine-month periods ending September 30, 2002 and 2001, respectively. The international sales generally have the same revenue and cost structure as our domestic sales. The majority of our international sales are transacted in British pounds sterling, and an increase in the value of the British pound relative to the currency of the country in which we are selling our product could make our products more expensive and potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses for certain countries, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                     Three Months Ended               Nine Months Ended
                                                 September 30, September 30,      September 30, September 30,
                                                     2002          2001               2002           2001
                                                 --------------------------       --------------------------
REVENUE
-------
  Software license                                     9.7%           19.8%            10.8%           31.2%
  Other operating revenue                              0.0%            0.0%             8.5%            0.0%
  Service and maintenance                             90.3%           80.2%            80.7%           68.8%
                                                 ----------      ----------       ----------      ----------
     TOTAL REVENUE                                   100.0%          100.0%           100.0%          100.0%
                                                 ----------      ----------       ----------      ----------
COST OF REVENUE
---------------
  Software license                                     3.7%           15.7%             2.5%            6.1%
  Service and maintenance                             27.0%           30.7%            26.3%           24.8%
                                                 ----------      ----------       ----------      ----------
     TOTAL COST OF REVENUE                            30.7%           46.4%            28.8%           30.9%
                                                 ----------      ----------       ----------      ----------
     GROSS PROFIT                                     69.3%           53.6%            71.2%           69.1%
                                                 ----------      ----------       ----------      ----------
OPERATING EXPENSES
------------------
  Sales and marketing                                 23.2%           32.4%            19.4%           29.1%
  Product development                                 23.5%           14.5%            19.2%           18.3%
  General and administrative                          15.0%           50.6%            16.8%           31.0%
  Goodwill impairment                                  0.0%           46.4%             0.0%           11.8%
                                                 ----------      ----------       ----------      ----------
     TOTAL OPERATING EXPENSES                         61.7%          143.9%            55.4%           90.2%
                                                 ----------      ----------       ----------      ----------
     INCOME (LOSS) FROM OPERATIONS                     7.6%          (90.3%)           15.8%          (21.1%)

OTHER DEDUCTIONS
----------------
  Net interest expense                                (0.6%)          (0.5%)           (0.4%)          (0.3%)
                                                 ----------      ----------       ----------      ----------
     INCOME (LOSS) BEFORE INCOME TAXES                 7.0%          (90.8%)           15.4%          (21.4%)

INCOME TAXES                                           0.0%            0.0%             0.0%            0.0%
------------                                           ----            ----             ----            ----
                                                 ----------      ----------       ----------      ----------

     NET INCOME (LOSS)                                 7.0%          (90.8%)           15.4%          (21.4%)
                                                 ==========      ==========       ==========      ==========

     REVENUES. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 7.3% from $1.9 million for the quarter ended September 30, 2001 to $1.7 million for the quarter ended September 30, 2002. Total revenues for the nine-month period decreased 19.7% to $5.9 million. Software license revenues decreased 54.6% to $167,000 in the third quarter of the current year from $368,000 in the comparable period of the prior year. The prior year nine-month period included $1.0 million of one-time revenue related to an arbitration settlement with a former reseller while the nine-month period ended September 30, 2002 included a settlement with a client which resulted in $215,000 in one-time revenue. Total software license revenue was $167,000 for the third quarter (81% derived from one customer). Our license revenue will remain low in the foreseeable future as we continue to focus on building our BPO service revenue.

     Service and maintenance revenues decreased 5.9%, from $5.0 million for the nine-month period ended September 30, 2001 to $4.7 million for the nine-month period ended September 30, 2002. This decrease is primarily attributable to a decline in service revenue due to fewer active client implementations. We do not expect this trend to be reversed until we begin to experience a higher level of new product sales from new product licenses and BPO contracts.

     Other revenue for the nine months ended September 30, 2002 is $500,000 from the sale of our rights to the URL dodge.com in the first quarter. This was a one-time sale.

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

     Cost of software license revenue decreased 78.4%, from $291,000 for the quarter ended September 30, 2001 to $63,000 for the quarter ended September 30, 2002, and decreased 67.3% from $444,000 for the nine-month period ended September 30, 2001 to $145,000 for the same nine-month period of 2002. Cost of software license revenues as a percentage of software license revenues decreased to 37.7% for the quarter ended September 30, 2002 from 79.1% for the quarter ended September 30, 2001, but increased to 22.9% for the nine months ended September 30, 2002 from 19.5% for the same period of 2001. While increases or decreases of cost of software license revenue are directly related to increases or decreases in new license revenue, this relationship is impacted by the percentage of third-party revenue included in new license revenue since third-party revenue has a higher cost component than our own software. Also, one-time special revenue recognition and license revenue contract adjustments will affect this relationship.

     Cost of service and maintenance revenues decreased 18.6%, from $571,000 for the quarter ended September 30, 2001 to $465,000 for the quarter ended September 30, 2002. Cost of service and maintenance revenue decreased 14.7% from $1.8 million for the nine-month period ended September 30, 2001 to $1.5 million for the nine-month period ended September 30, 2002. This nine-month decrease is a result of a reduction in staffing due to a lower level of client implementations.

     OPERATING EXPENSES. Aggregate operating expenses declined 60.2% in the quarter ended September 30, 2002 to $1.1 million, from $2.7 million in the quarter ended September 30, 2001. Operating expenses declined 50.6% for the nine-month period ended September 30, 2002 to $3.2 million from $6.6 million for the same nine-month period in 2001. Over the past three years we have focused our efforts on reducing expenses to attain a level of profitability.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for our sales staff. Sales and marketing expenses decreased 33.6% to $400,000 for the third quarter of 2002 from $602,000 in the comparable period of last year and decreased 46.4% for the nine-month period as result of a smaller, more focused sales force.

     PRODUCT DEVELOPMENT. Product development expenses relate to new and existing software development and consist primarily of engineering personnel costs. Product development expenses increased 50% to $405,000 for the quarter ended September 30, 2002 from $270,000 for the quarter ended September 30, 2001 due to one-time research costs related to outsourcing some development work. For the nine-month period ended September 30, 2002, these expenses declined 15.7% or $210,000 to $1.1 million from the same nine-month period in 2001. This decrease in product development expense was due primarily to the decrease in development personnel as a result of the completion of the development work on FlexiFinancials Release 4.3 during 2001. The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solutions but does not anticipate the need to materially increase its development staff from its current level.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses declined 72.6% to $258,000 for the quarter ended September 30, 2002 from $940,000 in the third quarter of fiscal year 2001. For the nine-month period, these expenses declined 56.4% from $2.3 million in 2001 to $984,000 in the same period of 2002. This is primarily due to a reduction of legal expenses and executive compensation.

     IMPAIRMENT OF GOODWILL. During September of 2001 management conducted a periodic impairment assessment of the intangible assets resulting from The Dodge Group acquisition, which took place in June of 1998. As a result of that review, management concluded that an impairment had occurred to the goodwill and intangible assets and that the remaining balance of goodwill relating to the Dodge acquisition in the amount of $862,000 should be written off in the third quarter of 2001.

     NET INTEREST EXPENSE. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities while interest expense represents interest paid under our equipment leasing agreement. Net interest expense was $10,000 for the quarter ended September 30, 2002 versus net interest expense of $9,000 for the comparable period of last year. For the nine-month periods of 2001 and 2002 the net interest expense remained the same at $24,000.

     INCOME TAXES. No provision or benefit for federal, state or foreign income taxes was made for any of the periods reported upon due to current earnings being offset by operating loss carryforwards. We have reported only tax losses to date and consequently have approximately $40.3 million and $26.9 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2020, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization and therefore a valuation reserve has been set up for any deferred tax assets. The Company's deferred tax assets at December 31, 2001 were approximately $24.5 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 2001 and September 30, 2002 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

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

     As of September 30, 2002, we had cash and cash equivalents of $1.2 million, an increase of $534,000 from December 31, 2001 including the $500,000 received for the sale of the dodge.com URL and a $215,000 payment to us under one of our insurance policies. The Company's working capital deficit at September 30, 2002 was $2.1 million, compared to a working capital deficit of $2.6 million at December 31, 2001.

     The Company's operating activities resulted in a net cash inflow of $698,000 for the nine month period ended September 30, 2002 which was mainly the result of an increase in accounts receivable collections, the cash received from the sale of our rights to the URL dodge.com and the insurance payment. The Company's investing activities resulted in a net cash outflow of $24,000 for the period ended September 30, 2002 from the purchase of software licenses and software upgrades. At September 30, 2002, the Company had no material commitments for capital expenditures. During the nine-month period ended September 30, 2002, the Company had net cash outflows from financial activities of $126,000, which includes repayments of debts and payments of capital lease obligations. The Company paid $37,000 in interest during the same nine-month period.

     Flexi's contractual cash obligations are outlined in the table below including its equipment lease and office rental obligations, as well as payments due under payment terms negotiated with companies for current debt and settlements of payment disputes. These cash obligations were $290,000 for the three-month period ended September 30, 2002 and are expected to amount to approximately $91,000 per month for the balance of fiscal 2002. Flexi also has an arbitration award of $331,000 against the Company for which collection attempts have been made recently and payment terms are expected to be negotiated. Where appropriate, Flexi will seek to negotiate extended payment terms with respect to its financial obligations.

                                                             Payments Due by Period
                                                                 (in thousands)
                                        --------------------------------------------------------------
                                                     Less than                               After 5
Contractual Obligations                    Total       1 year      1-3 years    4-5 years     years
-----------------------                 ----------   ----------   ----------   ----------   ----------
Facilities Obligation................   $    402.6   $    297.8   $    104.8            -            -
Capital Lease Obligation.............        316.9        215.8        101.1            -            -
Operating Leases.....................         56.2         43.2         13.0            -            -
Other Obligations....................      1,418.4        448.5        566.5   $    120.0   $    283.4
Insurance Obligations................         14.5         14.5            -            -            -
                                        ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations...   $  2,208.6   $  1,019.8   $    785.4   $    120.0   $    283.4
                                        ==========   ==========   ==========   ==========   ==========

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     UNPROVEN MARKET ACCEPTANCE OF OUR BPO SOLUTION. If our BPO Solution does not gain market acceptance, our business will be adversely affected. The growth of our business will depend largely on the successful implementation of our recently introduced BPO solution. This solution is an accounting business processing outsource service or BPO, which we anticipate will allow us to leverage our suite of accounting software products and our expertise in back office processing of accounting data. We expect to derive a portion of our revenues in the future from our BPO service in conjunction with our existing software suites. If our BPO service does not gain market acceptance, our revenues may decline and our business may be adversely affected. Factors that may affect the market acceptance of our BPO service, some of which are beyond our control, may include:

     o    the growth, acceptance and changing requirements in the BPO industry;

     o the performance, quality and price of our new service and our existing product suites; and

     o the availability, price, quality and performance of competing products and services.

     POTENTIAL FLUCTUATIONS IN QUARTERLY PERFORMANCE; SEASONALITY. The Company's revenues and operating results have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's licensing transactions; the market acceptance of new services, products or product enhancements by the Company or its competitors; product and price competition; the relative proportions of revenues derived from license fees, services and third-party channels; changes in the Company's operating expenses; personnel changes; the timing of the introduction and the performance of the Company's partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

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

     COMPETITION. The market for the Company's products and services is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. In recent quarters, the Company has been observing increasingly aggressive pricing practices and/or unusual terms and conditions offered to customers by its competitors and increasing competition in the middle market from competitors which previously focused principally on larger corporations. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and its partners and distributors. In addition, the Company's partners may develop or offer products and services that compete with the Company's products and services. The Company's partners may give higher priority to the sales of these or other competitive products and services. The Company may not be able to compete successfully against current and future competitors or competitive pressures faced by the Company would materially adversely affect the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company's financial results and conditions, primarily foreign currency exchange rates and interest rates on marketable securities. The Company does not utilize derivative instruments in managing its exposure to such changes. The Company does not believe that near-term changes in foreign currency exchange rates or interest rates will have a material effect on its future earnings, fair values or cash flows.

ITEM 4. CONTROLS AND PROCEDURES(1)
        --------------------------

     Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer and Acting Chief Financial Officer within 90 days of filing of this report, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

     As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and its principal financial officer and officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Since the date of the evaluation described above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

     On July 18, 2001, the Company filed for arbitration with the American Arbitration Association in a royalty and enhancement fee dispute with its healthcare industry reseller McKesson Information Services (formerly known as McKesson HBOC). The companies currently are in active settlement discussions and the Company expects to reach a settlement before December 31, 2002.

     The Company is also a party to various disputes and proceedings arising from the ordinary course of general business activities including a sales tax audit by the State of Connecticut involving past acquisition of computer and related equipment. Although the final outcome of these matters cannot be determined, we believe that these matters will not seriously harm our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

  (a)   Exhibits

        99 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)   Reports on Form 8-K

        None

(1)The requirement for this item and the certification after the signature page is part of the response to the Sarbanes-Oxley Act.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLEXIINTERNATIONAL SOFTWARE, INC.



                                    By  /s/ Stefan R. Bothe
                                       ---------------------------------------
                                    Stefan R. Bothe
                                    Chairman of the Board, President,
                                    Chief Executive Officer and Acting
                                    Chief Financial Officer
                                    (Principal executive officer and principal
                                    financial officer)

Date: November 12, 2002

                                  CERTIFICATION
                           BY CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                             PURSUANT TO RULE 13A-14


I, Stefan R. Bothe, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of FLEXIINTERNATIONAL SOFTWARE, INC.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002

                                    By  /s/ Stefan R. Bothe
                                       --------------------------------------
                                    Stefan R. Bothe
                                    Chairman of the Board, President,
                                    Chief Executive Officer and Acting
                                    Chief Financial Officer
                                    (Principal executive officer and principal
                                    financial officer)