Form 10-K
period 2002-12-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2003-03-28
CIK 1015464

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
          TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act 2b-2). Yes       No   X
                                   -----    -----

The aggregate market value of the common equity held by non-affiliates of the registrant, based upon the closing sales price of Common Stock, par value $0.01 per share, on March 1, 2003 as reported on the OTC Bulletin Board, was approximately $0.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no shares of non-voting Common Stock authorized or outstanding.

As of March 1, 2003, Registrant had 17,784,185 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders to be held on Friday, May 16, 2003 (the "2003 Proxy Statement") which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2002, are incorporated by reference in Part III of this Report on Form 10-K. With the exception of the portions of the 2003 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as a part of this Form 10-K.

                           FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. For example, we have made forward-looking statements with respect to our future revenue growth herein. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Certain Factors that May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K. You should carefully review the risk factors included in our documents filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Reports on Form 10-Q. In addition, from time to time we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.

                        FLEXIINTERNATIONAL SOFTWARE, INC.
                                    FORM 10-K
                               2002 ANNUAL REPORT

                               Table of Contents

PART I.                                                                     Page
-------                                                                     ----

Item 1.  Business...........................................................  1
Item 2.  Properties.........................................................  4
Item 3.  Legal Proceedings..................................................  4
Item 4.  Submission of Matters to a Vote of Security Holders................  4
Item 4A. Executive Officers of the Company..................................  4

PART II.
--------

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.  6
Item 6.  Selected Consolidated Financial Data...............................  7
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  8
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.......... 19
Item 8.  Financial Statements and Supplementary Data........................ 19
Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................ 44

PART III.
--------

Item 10. Directors and Executive Officers of the Company.................... 44
Item 11. Executive Compensation............................................. 44
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 44
Item 13. Certain Relationships and Related Transactions..................... 44
Item 14. Controls and Procedures............................................ 44

PART IV.
--------

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 45
         Signatures......................................................... 46
         Exhibit Index...................................................... 48

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

                                     PART I
                                     ------

Item 1.    Business

General

      FlexiInternational Software, Inc., or Flexi or the Company, was organized as a Connecticut corporation in 1990 and reincorporated in Delaware in 1993. Flexi designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse, or FlexiFDW, FlexiInfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. We sell our software for use in traditional in-house accounting operations as well as through our accounting outsourcing service to companies desiring to outsource their back office accounting processes.

      Our Financial Management Services solution, or FMS, a business process outsourcing (BPO) service, is designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and start-up fast growing companies would benefit substantially from outsourcing their back office accounting processes to enable them to better focus on financial analysis, cash management and the strategic issues of their business. As part of our BPO sales strategy to expand regional coverage rapidly, we recruit regional resellers of our FMS solution which will pay us a percentage of the fee they collect for using our software and related solutions. Some resellers handle the complete BPO service while others handle the client relationship and Flexi will handle the hosting and accounting aspects of the service. In 2001, we signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller's BPO service. According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to continue to grow. However, we believe the full acceptance of this solution is still several years away.

      We derive our revenue primarily from:

      o noncancellable software license agreements entered into with respect to our products;

      o  royalties paid to us from third parties that distribute our products;

      o  to a lesser extent, third-party products distributed by us; and

      o  annual software maintenance agreements entered into with our customers.

      Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 20.4% and 19.2% of total revenues for 2002 and 2001, respectively. The international sales generally have the same revenue and cost structure as our domestic sales. The majority of our international sales are transacted in British pounds sterling, and an increase in the value of the British pound relative to the currency of the country in which we are selling our product could make our products more expensive and potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses for certain countries, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

Products

      The Flexi solution, FlexiFinancial Enterprise Suite, is an integrated suite of financial accounting applications, together with related information applications and development tools, that address the needs of users with sophisticated financial accounting requirements, is easily customized and supports the latest technologies as they evolve. The FlexiFinancial Enterprise Suite is composed of the Company's three core families of products:

         FlexiFinancials financial accounting systems;

         Flexi Financial Datawarehouse "FlexiFDW"; and

         FlexiTools development and customized tools.

      The following table provides selected information relating to these core products. All of our products can operate on a fully integrated basis, can be licensed separately for use on a stand-alone basis or for integration with products from third-party vendors, or can be purchased for use in outsourced environments.

                          Commercial                 Commercial                         Commercial
   FlexiFinancials       Introduction   FlexiFDW    Introduction   FlexiTools          Introduction
----------------------- --------------- ----------  -------------  -----------------   ------------

FlexiLedger                  1993       FlexiFDW        1998       FlexiControl            1993
FlexiPayables                1994       FlexiFRE        1998       FlexiCenter             1994
FlexiReceivables             1995                                  FlexiDeveloper          1994
FlexiPurchasing              1996                                  FlexiDB                 1996
FlexiAssets                  1997                                  FlexiDesigner           1996
FlexiProjects                1999                                  FlexiActiveXControls    1997
                                                                   FlexiFIRE               1998

      FlexiFinancials

        o FlexiLedger. FlexiLedger, the general ledger module for FlexiFinancials, provides the functionality required for users with sophisticated financial accounting requirements, including the ability to support unlimited number of currencies including Euro, multicurrency accounts and multicurrency sets of books; multi-company consolidations; user-defined subledgers; flexible account validation; sophisticated summarization and allocation structure; daily and monthly closing cycles, as well as other normal ledger functions, with levels of security traditionally associated with mainframes.

        o FlexiPayables. FlexiPayables is an accounts payable module that supports centralized and decentralized accounts payable processing through sophisticated operation and accounting security controls, while supporting the generation of invoices and payment authorizations automatically routed for approval. Users have the flexibility to establish payment rules, terms for payment, cash management, and expense control and vendor management.

        o FlexiReceivables. FlexiReceivables is an accounts receivable module that supports automatic cash application, invoice aging and discounts, as well as flexible rules for account group, payment schedule commission and other terms. It can be easily configured to define multiple account distribution or multiple-company accounting for management of receivables across large organizations.

        o FlexiPurchasing. FlexiPurchasing is a dynamic purchasing management module that tracks purchases from requisition to purchase order to invoicing, as well as delivery and storage, including data ranging from discount levels to receipt and acceptance of goods. Users can define, among other items, management approval levels, all relevant report information and payment terms.

        o FlexiAssets. FlexiAssets is a fixed-asset module for controlling and tracking the physical location of all assets, while providing depreciation calculations on a fully automated basis. The user can maintain records on an unlimited number of assets. FlexiAssets permits the user to choose depreciation methods, and to maintain multiple sets of records to satisfy GAAP and federal, state and local property tax reporting requirements.

        o FlexiProjects. FlexiProjects, the most recent addition to the FlexiFinancials integrated suite of accounting applications, allows for the management of costs for any type of capital project, whether it's software development, building a new facility, or building improvements. FlexiProjects stores, tracks and analyzes all project costs and insures that project information is always reconciled with general ledger, purchasing, and other financial data.

      Flexi FDW

      The ability to produce in-depth management reports on the various aspects of a business is crucial. FlexiFDW is a high-performance financial and operational tool for performing analysis with multi-dimensional roll-ups, and drill-down and multi-
currency capabilities. It creates a single repository of financial and operational information for the user. It processes data according to customer defined accounting and financial rules and offers a unified view of a company's entire operation, giving the user the information on profitability, risk, and new opportunities. It provides this visibility through a flexible data model.

         FlexiFDW. FlexiFDW features an open client/server architecture and uses an event-driven model to organize and track information. It processes, reconciles, standardizes and reports information based on the business or accounting rules established by the user in the Flexi Financial Rules Engine "FlexiFRE" or some other type of rules engine. FlexiFDW accepts information directly from the user's organization's source systems - regardless of their age, complexity, or number. FlexiFDW is fully Euro compliant.

         FlexFRE. FlexiFRE provides an efficient, effective way to clean, validate, enrich and transform data from an organization's source systems. It creates a single, standardized layer between front- and back-office source systems and a data warehouse or back-end reporting system. Just as important, it enables the user to use a graphical interface to build an organization's business logic directly into the data capture process.

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

        o   FlexiControl   permits  users  to  define  and  manage   system-wide
            controls, such as security and server-based processing.

        o FlexiDeveloper, FlexiDesigner and FlexiDB provide users with the flexibility to extend Flexi applications and customize the interface and database definitions. With these tools, customers may add additional fields to any table, modify the attributes of a currently existing database or customize their graphical user interface. Each customer has a high degree of flexibility regarding screen or menu structure. Through the revision control feature, subsequent updates may be easily applied without overriding customized modifications.

        o FlexiActiveXControls allows customers to create interfaces between any Windows-based applications supporting COM (Component Object Model) interface and FlexiFinancials modules, as well as to develop custom interfaces for many FlexiFinancials processes using industry standard tools, such as Visual Basic, Internet browser and Microsoft Office applications.

        o FlexiFIRE delivers high performance server-based reporting engine. The application is extremely flexible in its inquiry capabilities and can be used with all FlexiEnterpriseSuite applications as well as with other relational databases for various software packages.

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

International Operations

      In June 1998, Flexi acquired The Dodge Group, a company specializing in financial data warehouse solutions having its principal offices in the United Kingdom. Flexi believes that the acquisition of The Dodge Group has given Flexi a business and marketing presence in the United Kingdom's banking and financial services industry and has helped Flexi to continue to maintain an international business presence.

      During the years ended December 31, 2002, 2001, and 2000, the Company's international revenues were approximately 20.4%, 19.2%, and 18.9%, of total revenues, respectively. The Company presently has customers in North America, Europe, Asia, and South Africa.

Customers

      The Company's customers include a wide range of financial institutions and other organizations that require a high level of functionality from their financial accounting software, including banks, insurance companies and other financial services firms, as well as organizations in other industries such as healthcare and technology. In each of the years ended December 31, 2002, 2001, and 2000, two customers represented 10% or more of the Company's total revenues, or an aggregate of 34.2%, 40.6%, and 38.2% of total revenues, respectively. The two customers who each made up greater than 10% of the Company's revenue for the year ended December 31, 2002 were Citigroup and McKesson Information Services.

Employees

      As of December 31, 2002, the Company had 40 employees, 29 domestically and 11 internationally.

Item 2.    Properties

      Flexi is headquartered at Two Enterprise Drive, Shelton, Connecticut 06484, where it leases approximately 9,697 square feet under a lease expiring in June 2008. In addition, Flexi maintains approximately 2,700 square feet of leased office space in Bonita Springs, Florida, under a lease expiring in December 2003 and 2,300 square feet in London, United Kingdom, under a lease expiring in February 2005. Flexi believes that its leased space is sufficient for its current operations.

Item 3.    Legal Proceedings

      On July 18,  2001,  the Company  filed for  arbitration  with the American
Arbitration Association in a royalty and enhancement fee dispute with its healthcare industry reseller McKesson Information Services (formerly known as McKesson/HBOC). The Company is continuing to negotiate with McKesson and expects a final settlement agreement in the first half of 2003.

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

Item 4.    Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended December 31, 2002 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 4A.   Executive Officers of the Company

      The following individuals are the executive officers of Flexi as of February 2003:

Name                    Age                          Position
----                    ---                          --------

Stefan R. Bothe          54                    Chairman of the Board,
                                   Chief Executive Officer, President and Acting
                                              Chief Financial Officer

Dmitry G. Trudov         30                 Chief Technology Officer and
                                        Vice President, Software Development

Maureen M. Okerstrom     41                  Vice President, USA Sales


      Mr. Bothe has served as Chairman of the Board and Chief Executive Officer of the Company since March 1993 and has been Acting Chief Financial Officer since August 2001. From November 1991 to February 1993, Mr. Bothe was President and Chief Executive Officer of DSI Group N.V., a Dutch-based international software company. From 1989 to 1991, Mr. Bothe was President and Chief Executive Officer of GEAC Computer Corporation Limited, a software company. Prior to joining GEAC, Mr. Bothe was President of the Application Products Division of Computer Associates International, Inc., one of the largest software companies in the industry. While at Computer Associates, Mr. Bothe held numerous senior management positions, including President of the International Division, President of the Micro Products Division and Senior Vice President of Marketing.

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

      Ms. Okerstrom has served as Vice President, USA Sales since January 2003. She rejoined Flexi in June 2002 as Sales Manager. She is responsible for Flexi's direct sales, partnership programs and BPO efforts. Ms. Okerstrom previously was with Flexi from August 1994 to February 1999 in various sales management positions. From February 1999 to June 2002 she held the position of Vice President Sales of Alerio Corporation and then Vice President, Sales of Adivio Corporation, a spin-off of Alerio Corporation. Ms. Okerstrom has also held sales positions and sales management positions at IBM and Platinum Software.

      Each officer serves at the discretion of the Board of Directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. With the exception of Mr. Bothe and Jennifer V. Cheng, a director of the Company, who are husband and wife, there are no family relationships among any of the executive officers or directors of the Company.

                                     PART II
                                     -------

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

      Fiscal Year ended December 31, 2001(1)
      --------------------------------------
                                                       High               Low
                                                       ----               ---

      First Quarter...........................         $0.20             $0.11
      Second Quarter..........................         $0.21             $0.13
      Third Quarter...........................         $0.16             $0.09
      Fourth Quarter..........................         $0.15             $0.08

      Fiscal Year ended December 31, 2002(1)
      --------------------------------------
                                                       High               Low
                                                       ----               ---

      First Quarter...........................         $0.09             $0.06
      Second Quarter..........................         $0.10             $0.06
      Third Quarter...........................         $0.09             $0.05
      Fourth Quarter..........................         $0.09             $0.05

-----------

(1) The high and low prices may represent over-the-counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      As of March 1, 2003, the approximate number of holders of record of the Company's Common Stock was 139. The number of holders of record of the Company's Common Stock differs from the number of beneficial owners of such Common Stock because a significant number of shares are held by depositories, brokers and other nominees.

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

                                           Equity Compensation Plan Information

                                              (a)                            (b)                               (c)
                                                                                                       Number of securities
                                                                                                  remaining available for future
                                  Number of securities to be                                          issuance  under equity
                                    issued upon exercise of         Weighted-average exercise      compensation plans (excluding
                                 outstanding options, warrants    price of outstanding options,   securities reflected in column
                                          and rights                   warrants and rights                      (a))
  Equity compensation plans
 approved by security holders              1,305,435                          $0.95                          2,375,000

Equity compensation plans not
 approved by security holders                 --                               --                               --

Item 6.  Selected Historical Consolidated Financial Data

      The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

      The selected historical consolidated financial data presented below as of December 31, 2002, 2001, 2000, 1999, and 1998, and for the years then ended, are derived from the consolidated financial statements of Flexi, which for 2002 and 2001 have been audited by Hill, Barth & King, LLC, for 2000 and 1999 by Deloitte & Touche LLP, and for 1998 by PricewaterhouseCoopers LLP, independent certified public accountants.

                                                                       Years Ended December 31,
                                                        -------------------------------------------------------
                                                         2002        2001        2000        1999        1998
                                                       --------    --------    --------    --------    --------
                                                                 (in thousands, except per share data)
Statement of Operations Data:
Revenues
       Software license ............................   $    839    $  2,917    $  4,112    $  3,385    $ 10,542
       Service and maintenance .....................      6,119       6,598       8,324      12,169      13,754
       Other operating revenue .....................        500        --          --          --          --
                                                       --------    --------    --------    --------    --------
                        Total revenues .............      7,458       9,515      12,436      15,554      24,296
                                                       --------    --------    --------    --------    --------
Cost of revenues:
       Software license ............................        155         684         636         586       1,757
       Service maintenance .........................      1,953       2,308       3,956       7,491      10,584
                                                       --------    --------    --------    --------    --------
                        Total cost of revenues .....      2,108       2,992       4,592       8,077      12,341
                                                       --------    --------    --------    --------    --------
                        Gross Profit ...............      5,350       6,523       7,844       7,477      11,955
                                                       --------    --------    --------    --------    --------
Operating expenses:
       Sales and marketing .........................      1,591       2,552       1,632       5,919      11,233
       Product development .........................      1,439       1,616       2,689       6,887      10,752
       General and administrative ..................      1,379       2,847       3,365       7,153       6,191
       Goodwill impairment .........................       --           862        --         4,224        --
       Restructuring charge ........................       --          --          --         1,824        --
       Acquired in-process research and  development       --          --          --          --         1,890
                                                       --------    --------    --------    --------    --------
                        Total operating expenses ...      4,409       7,877       7,686      26,007      30,066
                                                       --------    --------    --------    --------    --------
Operating income (loss) ............................        941      (1,354)        158     (18,530)    (18,111)
Net interest income (expense)
                                                            (27)        (29)         (1)         49         880
                                                       --------    --------    --------    --------    --------
Income (loss) before income taxes ..................        914      (1,383)        157     (18,481)    (17,231)
Income tax benefit .................................       (330)       --          --          --          --
                                                       --------    --------    --------    --------    --------
Net income (loss) ..................................   $  1,244    $ (1,383)   $    157    $(18,481)   $(17,231)
                                                       ========    ========    ========    ========    ========
Income (loss) per share:
       Basic .......................................       0.07      ($0.08)   $   0.01      ($1.06)     ($1.02)
                                                       ========    ========    ========    ========    ========
       Diluted .....................................       0.07      ($0.08)   $   0.01      ($1.06)     ($1.02)
                                                       ========    ========    ========    ========    ========
Weighted average shares:
              Basic ................................     17,784      17,713      17,669      17,414      16,938
              Diluted ..............................     17,784      17,713      17,669      17,414      16,938

                                                                       Years Ended December 31,
                                                        -------------------------------------------------------
                                                         2002        2001        2000        1999        1998
                                                       --------    --------    --------    --------    --------
                                                                 (in thousands, except per share data)

Balance Sheet Data:
Cash and cash equivalents...........................   $    892    $    600    $  1,389    $  1,874    $  7,876
Marketable securities...............................        --          --          108(1)     --         3,000
Working capital (deficit)...........................     (1,952)     (2,648)     (3,304)     (5,197)      7,497
Total assets........................................      3,141       3,411       6,623      12,072      32,911
Stockholders' equity (deficit)......................     (1,677)     (2,887)     (1,515)     (1,918)     16,614

--------------

    (1) Marketable securities are restricted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Certain Factors that May Affect Future Operating Results" commencing on page 14, as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K.

Overview

      FlexiInternational Software, Inc., or Flexi or the Company, was organized as a Connecticut corporation in 1990 and reincorporated in Delaware in 1993. Flexi designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution -- composed of FlexiFinancials, Flexi Financial Datawarehouse, or FlexiFDW, FlexiInfoAccess and FlexiTools -- is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. We sell our software for use in traditional in-house accounting operations as well as through our accounting outsourcing service to companies desiring to outsource their back office accounting processes.

      Our Financial Management Services solution, or FMS, a business process outsourcing (BPO) service, is designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and start-up fast growing companies would benefit substantially from outsourcing their back office accounting processes to enable them to better focus on financial analysis, cash management and the strategic issues of their business. As part of our BPO sales strategy to expand regional coverage rapidly, we recruit regional resellers of our FMS solution which will pay us a percentage of the fee they collect for using our software and related solutions. Some resellers will handle the complete BPO service while others will handle the client relationship and Flexi will handle the hosting and accounting aspects of the service. In 2001, we signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller's BPO service. According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to continue to grow. However, we believe the full acceptance of this solution is still several years away.

      We derive our revenue primarily from:

    o noncancellable software license agreements entered into with respect to our products;

    o   royalties paid to us from third parties that distribute our products;

    o   to a lesser extent, third-party products distributed by us; and

    o   annual software maintenance agreements entered into with our customers.

      Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 20.4% and 19.2% of total revenues for 2002 and 2001, respectively. The international sales generally have the same revenue and cost structure as our domestic sales. The majority of our international sales are transacted in British pounds sterling, and an increase in the value of the British pound relative to the currency of the country in which we are selling our products could make our products more expensive and potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses for certain countries, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

Critical Accounting Policies

      Our significant accounting policies are more fully described in Note B to our Consolidated Financial Statements. However, certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, the Company's management uses its judgment in making certain assumptions and estimates. Our critical accounting policies include:

        o Revenue Recognition: Flexi recognizes license revenue upon shipment, outsourcing and consulting services when they are performed and annual maintenance contracts on a prorated monthly basis over the term. However, revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Significant obligations would include future promises of enhancements and/or modifications that are essential to the product. Software license royalties earned through our indirect sales channel are recognized as such fees are reported to us. Revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, which is generally one year. Revenues from training and consulting services are recognized as such services are performed. Revenues from outsourcing contracts are recognized monthly as the service is performed. We do not require collateral for our receivables, and reserves are maintained for potential losses.

        o Product Development: Flexi charges all of its product development expenses to operations in the period incurred. In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, Flexi, during the software development phase, evaluates the technological feasibility of its various products. The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations.

        o   Goodwill  and  Tangible  Assets:   Flexi  reviews  periodically  its
            goodwill and tangible assets for impairment and states them at cost and amortizes them on a straight-line basis.

        o Foreign Revenue: Flexi translates foreign revenue into U.S. dollars at an average exchange rate.

        o Cash Balances: Flexi maintains its cash balances in financial institutions and invests excess cash in short-term interest bearing instruments.

        o Property and Equipment: Flexi evaluates periodically its equipment and other properties for impairment and states them at cost less accumulated depreciation.

Results of Operations

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                   Years Ended December 31,
                                               -------------------------------
                                                2002         2001         2000
                                               ------       ------       -----
Statement of Operations Data:
Revenues
        Software License .............          11.2%        30.7%       33.1%
        Service and maintenance ......          82.1%        69.3%       66.9%
        Other operating revenue ......           6.7%         --          --
                                               ------       ------      ------
              Total revenues .........         100.0%       100.0%      100.0%
                                               ------       ------      ------
Cost of revenues:
        Software license .............           2.1%         7.2%        5.1%
        Service maintenance ..........          26.2%        24.2%       31.8%
                                               ------       ------      ------
              Total cost of revenues .          28.3%        31.4%       36.9%
                                               ------       ------      ------
              Gross Profit ...........          71.7%        68.6%       63.1%
                                               ------       ------      ------
Operating expenses:
        Sales and marketing ..........          21.3%        26.8%       13.1%
        Product development ..........          19.3%        17.0%       21.6%
        General and administrative ...          18.4%        29.9%       27.1%
        Goodwill impairment ..........           --           9.1%        --
                                               ------       ------      ------
              Total operating expenses          59.0%        82.8%       61.8%
                                               ------       ------      ------
Operating income (loss) ..............          12.7%       (14.2%)       1.3%
Net interest income (expense) ........           (.4%)        (.3%)       --
                                               ------       ------      ------
Income (loss) before income taxes ....          12.3%       (14.5%)       1.3%
Income tax benefit ...................          (4.4%)        --          --
                                               ------       ------      ------
Net income (loss) ....................          16.7%       (14.5%)       1.3%
                                               ======       ======      ======

--------------

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues. Total revenues, consisting of software license revenues and service and maintenance revenues, decreased 21.6%, from $9.5 million for the year ended December 31, 2001 to $7.5 million for the year ended December 31, 2002. Domestic revenues, those derived from sales in the U.S. decreased 22.8% from $7.7 million for the year ended December 31, 2001 to $5.9 million for the year ended December 31, 2002. International revenues, those derived from sales outside of the U.S., decreased 16.8% from $1.8 million for the year ended December 31, 2001 to $1.5 million for the year ended December 31, 2002.

      Software license revenues decreased 71.2%, from $2.9 million for the year ended December 31, 2001 to $0.8 million for the year ended December 31, 2002. The decrease is primarily due to a significant reduction in royalties from our resellers and lack of new license activity with respect to our products.

      Service and maintenance revenues decreased 7.3%, from $6.6 million for the year ended December 31, 2001 to $6.1 million for the year ended December 31, 2002. The decrease was attributable primarily to lower service revenue due to fewer active implementations of our products in 2002.

      Other operating revenue for the year ended December 31, 2002 is $500,000 from the sale of our rights to the URL dodge.com in the first quarter. This was a one-time sale.

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

      Cost of software license revenues decreased 77.3%, from $684,000 for the year ended December 31, 2001 to $155,000 for the year ended December 31, 2002. Cost of software license revenues as a percentage of software license revenues decreased from 23.4% for the year ended December 31, 2001 to 18.5% for the year ended December 31, 2002. The decrease in cost of revenues in dollars was primarily due to a decrease in new software activations requiring third-party software products distributed by the Company. The decrease in cost of revenue as a percentage of software license revenues was primarily due to a decrease in the proportion of third-party products sold as a percentage of total license fees.

      Cost of service and maintenance revenues decreased 15.4%, from $2.3 million for the year ended December 31, 2001 to $2.0 million for the year ended December 31, 2002. The decrease of such costs resulted primarily from reduced staffing levels in the consulting organization, as the costs of this organization were reduced to a level consistent with anticipated revenues. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 35.0% for the year ended December 31, 2001 to 32.0% for the year ended December 31, 2002, due to the aforementioned alignment of costs to anticipated revenues (see "Revenues" above and "Restructuring" below).

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices. Sales and marketing expenses decreased 37.7%, from $2.6 million for the year ended December 31, 2001 to $1.6 million for the year ended December 31, 2002. The decrease in dollar amount was primarily attributable to decreased staffing levels in the sales and marketing organization to a level consistent with anticipated revenue generation. Sales and marketing expenses as a percentage of total revenues decreased from 26.8% for the year ended December 31, 2001 to 21.3% for the year ended December 31, 2002. This decrease was primarily due to the aforementioned staff decreases.

      Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. The Company has made significant investments in product development in the past several years to bring its suite of component-based, object-oriented financial accounting products to market.

      Product development expenses decreased 11.0%, from $1.6 million for the year ended December 31, 2001 to $1.4 million for the year ended December 31, 2002. Product development expenses as a percentage of total revenues increased from 17.0% for the year ended December 31, 2001 to 19.3% for the year ended December 31, 2002. This decrease in product development expense was due primarily to maintaining a "standard level" of product development staffing with decreasing revenue. The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solution, but does not anticipate the need to materially increase its development staff from its current levels.

      General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses decreased 51.7%, from $2.8 million for the year ended December 31, 2001 to $1.4 million for the year ended December 31, 2002 due to reductions in administrative staffing. General and administrative expenses as a percentage of total revenues decreased from 29.9% for the year ended December 31, 2001 to 18.4% for the year ended December 31, 2002.

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

      Interest Income and Interest Expense. Interest income represents income earned on the Company's cash and cash equivalents. Net interest expense decreased slightly from $29,000 for the year ended December 31, 2001 to $27,000 for the year ended December 31, 2002 and represents interest expense on capital equipment leases less interest income on investable cash balances.

      Income Taxes. Due to a strong net income for the year ended December 31, 2002, Flexi recaptured $330,000 of previously recorded valuation allowance against deferred income taxes. No provision or benefit for federal, state or foreign income taxes was made for the year ended December 31, 2001 due to the operating losses incurred in the period. The Company has reported only tax losses to date and consequently has approximately $40.3 million and $27.0 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2021, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at December 31, 2002 were $28.3 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been reserved as of December 31, 2002 in the amount of $28.0 million as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

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

      Software license revenues decreased 29.3%, from $4.1 million for the year ended December 31, 2000 to $2.9 million for the year ended December 31, 2001. The decrease is primarily due to a significant reduction in royalties from our software resellers and lack of new license activity with respect to our products. License revenue for the year ended December 31, 2000 included recognizing revenue from the performance of prior years' contracts. Software license revenue for the year ended December 31, 2000 included $1.1 million of previously deferred income from a former customer, which accounted for approximately 26.8% of total year to date software revenue.

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

      Cost of service and maintenance revenues decreased 42.5%, from $4.0 million for the year ended December 31, 2000 to $2.3 million for the year ended December 31, 2001. The decrease in the dollar amount of such costs resulted primarily from reduced staffing levels in the consulting organization, as the costs of this organization were reduced to a level consistent with anticipated revenues. Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 47.5% for the year ended December 31, 2000 to 34.8% for the year ended December 31, 2001, due to the aforementioned alignment of costs to anticipated revenues (see "Revenues" above and "Restructuring" below).

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

      Product development expenses decreased 40.7%, from $2.7 million for the year ended December 31, 2000 to $1.6 million for the year ended December 31, 2001. Product development expenses as a percentage of total revenues decreased from 21.6% for the year ended December 31, 2000 to 16.8% for the year ended December 31, 2001. This decrease in product development expense was due primarily to the decrease in development personnel as a result of the completion of development work on FlexiFinancials Release 4.3 during 2001. The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solution.

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

      Interest Income and Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities. Net interest expense increased from $1,000 for the year ended December 31, 2000 to $29,000 for the year ended December 31, 2001 representing interest expense on capital equipment leases and less interest earned on investable cash balances available to the Company during 2001.

      Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for the years ended December 31, 2001 or 2000 due to the operating losses incurred in the respective periods. The Company has reported only tax losses to date and consequently has approximately $40.3 million and $27.0 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2021, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization. The Company's deferred tax assets at December 31, 2001 were $29.3 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been fully reserved as of December 31, 2001 as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Liquidity and Capital Resources

      Since inception, the Company has primarily financed its operations through private placements of its capital stock, issuance of convertible promissory notes and loans, equipment financing and other traditional borrowing arrangements. In addition, in December 1997 Flexi consummated an initial public offering of common stock.

      For the past three years, however, Flexi has funded its operations primarily through cash received from license and royalty revenues, annual maintenance contracts, and consulting services provided to its clients. Maintenance fees represented approximately 64% of the cash resources of the Company for fiscal 2002 and are expected to average $246,000 per month in 2003. Given the critical nature of software to our customers' business, most maintenance contracts are renewed regularly and cancellations are usually due to circumstances such as mergers and acquisitions of Flexi clients with companies that are using a competing product. For instance, Flexi was notified in 2002 that due to its client Citibank's merger with the Travellers, Citibank intends to move to another accounting solution as part of its strategic plan. The loss of Citibank as a customer negatively impacted Flexi's maintenance revenues by $142,000 in 2002 and could negatively impact maintenance revenues by $995,000 in 2003.

      As of December 31, 2002, the Company had cash and cash equivalents of $892,000, an increase of $292,000 from December 31, 2001. The Company's working capital deficit at December 31, 2002 was $2.0 million, compared to a working capital deficit of $2.6 million at December 31, 2001.

      The Company's operating activities resulted in net cash inflow of $0.8 million for the year ended December 31, 2002 which was mainly the result of the net income from the sale of the Internet URL www.Dodge.com. The Company's investing activities resulted in net cash outflows of $0.3 million for the year ended December 31, 2002, which was primarily related to the purchase of property and equipment. At December 31, 2002, the Company had no material commitments for capital expenditures. During the year ended December 31, 2002, the Company had net cash outflows from financing activities of $0.2 million, which was primarily related to payments of capital lease obligations and repayments of debt.

      Flexi's contractual cash obligations are outlined in the table below including its equipment lease and office rental obligations, as well as payments due under payment terms negotiated with companies for current debt and settlements of payment disputes. These cash obligations are expected to amount to approximately $89,000 per month for fiscal 2003. Flexi also has an arbitration award of $331,000 against the Company which the Company has agreed to pay over 24 months starting March 2003. Where appropriate, Flexi will seek to negotiate extended payment terms with respect to its financial obligations.

                                                                 Payments Due by Period
                                                                     (in thousands)
                                                          Less than
                                                            1 year       1-3 years   4-5 years     After 5
Contractual Obligations                       Total                                                 years
-----------------------                    ----------     ----------     ---------   ---------     --------
Facilities Obligation ..............       $    745.9     $    279.8     $  241.5     $  177.3     $   47.3
Capital Lease Obligation ...........            283.0          283.0          --           --           --
Operating Leases ...................             21.8           21.8          --           --           --
Other Obligations ..................          1,309.7          451.5        469.9        120.0        268.3
                                                                              --           --           --
                                           ----------     ----------     --------     --------     --------
Total Contractual Cash Obligations .       $  2,360.4     $  1,036.1     $  711.4     $  297.3     $  315.6
                                           ==========     ==========     ========     ========     ========


      During the year ended December 31, 2002, the Company has not engaged in:

        o   material   off-balance  sheet  activities,   including  the  use  of
            structured finance or special purpose entities;

        o   trading activities in non-exchange traded contracts; or

        o transactions with persons or entities that benefit from their non-independent relationship with the Company.

Certain Factors that May Affect Future Operating Results

      Accumulated Deficit; Net Losses. The Company had an accumulated deficit of $58.2 million at December 31, 2002 and a net income of $1.2 million for the year ended December 31, 2002, incurred a net loss of $1.4 million during 2001 and earned net income of $0.2 million in 2000. Since inception in 1990, the Company has only been profitable for all four quarters in 2002, three quarters during the year 2001, the full year of 2000 and during the last two quarters of 1997. There can be no assurance that the Company will achieve profitability on a consistent basis, or at all in the future. As of December 31, 2002, management of the Company evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which consist principally of net operating loss carryforwards. Management has considered the history of losses and concluded that, as of December 31, 2002, it is more likely than not that the Company will not generate sufficient taxable income prior to the expiration of the net operating losses during the years 2005 through 2021. Accordingly, the Company has recorded a nearly full valuation allowance for its deferred tax assets at December 31, 2002.

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

        the growth, acceptance and changing requirements in the BPO industry;

        the performance, quality and price of our new service and our existing product suites; and

        the availability, price, quality and performance of competing products and services.

      Potential Fluctuations in Quarterly Performance; Seasonality. The Company's revenues and operating results have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's licensing transactions; the market acceptance of new services, products or product enhancements by the Company or its competitors; product and price competition; the relative proportions of revenues derived from license fees, services and third-party channels; changes in the Company's operating expenses; personnel changes; the timing of the introduction and the performance of the Company's Flexi Industry Partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

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

      Concentration of Customers. Historically, a limited number of customers have accounted for a significant percentage of the Company's revenues in each year. During the years ended December 31, 2002, 2001, and 2000, two customers each represented 10% or more of the Company's total revenues (or an aggregate of 34.2%, 40.6%, and 38.2%, of total revenues in each of these years, respectively). The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers. The failure of the Company to enter into a sufficient number of licensing agreements during a particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Risks Associated with International Operations. The Company's international sales represented approximately 20.4%, 19.2%, and 18.9% of total revenues during 2002, 2001, and 2000, respectively. The Company's international presence increased by virtue of its acquisition of The Dodge Group. As a result of the acquisition the Company now has an office in London and distributors in Hong Kong and Japan. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products and services. The Company's international sales are generally denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Currently, the Company does not employ currency-hedging strategies to reduce this risk. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.

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


Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

      Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company's financial results and conditions, primarily foreign currency exchange rates. The Company does not utilize derivative instruments in managing its exposure to such changes. The Company does not believe that near-term changes in foreign currency exchange rates will have a material effect on its future earnings, fair values or cash flows.

Item 8.    Financial Statements And Supplementary Data

                        FlexiInternational Software, Inc.
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report...............................................  20
Independent Auditors' Report...............................................  21
Consolidated Balance Sheets as of December 31, 2002 and 2001...............  22
Consolidated Statements of Operations for the years ended December
   31, 2002, 2001 and 2000.................................................  23
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000.....................................  24
Consolidated Statements of Cash Flows for the years ended December 31,
   2002, 2001 and 2000.....................................................  25
Notes to Consolidated Financial Statements.................................  26
Independent Auditors' Report on Financial Statement Schedule...............  41
Independent Auditors' Report on Financial Statement Schedule...............  42
Schedule II - Valuation and Qualifying Accounts............................  43

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
FlexiInternational Software, Inc.
Bonita Springs, Florida


      We have audited the accompanying consolidated balance sheets of FlexiInternational Software, Inc. and subsidiary (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of FlexiInternational Software Limited as of and for the year ended December 31, 2002. Such statements are included in the consolidated financial statements of FlexiInternational Software, Inc. and subsidiary and represent 20% of consolidated revenues for the year ended December 31, 2002. The financial statements for FlexiInternational Software Limited were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for FlexiInternational Software Limited, for 2002 is based solely upon the report of the other auditors.

      We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors for 2002 provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors for 2002, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FlexiInternational Software, Inc. and subsidiary as of December 31, 2002 and 2001 and the consolidated results of its operations and their consolidated cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ HILL, BARTH & KING LLC

Hill, Barth & King LLC
Certified Public Accounts

Naples, Florida
January 22, 2003, except for Note N,
as to which the date is March 4, 2003

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
FlexiInternational Software, Inc.
Shelton, Connecticut


We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of FlexiInternational Software, Inc. and subsidiary (the "Company") for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of FlexiInternational Software, Inc. and subsidiary for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Hartford, Connecticut
February 27, 2001

                FlexiInternational Software, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001
                        (in thousands, except share data)


                                                                                      2002          2001
                                                                                    --------      --------
            A S S E T S
            -----------
CURRENT ASSETS
    Cash and cash equivalents .................................................     $    892      $    600
    Interest bearing deposits .................................................           37            37
    Accounts receivable, net of allowance for doubtful accounts of
      $76 and $22, respectively ...............................................        1,034         1,954
    Prepaid expenses and other current assets .................................           92           126
                                                                                    --------      --------
                                                           TOTAL CURRENT ASSETS        2,055         2,717
                                                                                    --------      --------

PROPERTY AND EQUIPMENT (NOTE G) ...............................................          295           418

OTHER ASSETS
    Convertible promissory note receivable (Note F) ...........................          272            85
    Deposits ..................................................................          189           191
    Deferred taxes ............................................................          330          --
                                                                                    --------      --------
                                                             TOTAL OTHER ASSETS          791           276
                                                                                    --------      --------
                                                                                    $  3,141      $  3,411
                                                                                    ========      ========

            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

CURRENT LIABILITIES
    Accounts payable ..........................................................     $    308      $    511
    Accrued commissions .......................................................           14            21
    Accrued expenses ..........................................................          594         1,207
    Deferred revenue ..........................................................        2,480         3,478
    Current portion of long-term debt (Notes H and I) .........................          611           148
                                                                                    --------      --------
                                                      TOTAL CURRENT LIABILITIES        4,007         5,365
                                                                                    --------      --------

LONG-TERM DEBT LESS PRINCIPAL DUE WITHIN
ONE YEAR (Notes H and I) ......................................................          811           933

STOCKHOLDERS' DEFICIT (Notes J and K):
    Preferred stock,  par value $.01 per share, 5,000,000 shares
      authorized, no shares issued and outstanding ............................         --            --
    Common stock, par value $.01 per share, 50,000,000 shares
      authorized, 17,784,185 issued and outstanding ...........................          178           178
    Additional paid-in-capital ................................................       56,117        56,117
    Accumulated deficit .......................................................      (58,233)      (59,477)
    Other accumulated comprehensive income ....................................          261           295
                                                                                    --------      --------
                                                    TOTAL STOCKHOLDERS' DEFICIT       (1,677)       (2,887)
                                                                                    --------      --------
                                                                                    $  3,141      $  3,411
                                                                                    ========      ========

          See accompanying notes to consolidated financial statements

                FlexiInternational Software, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2002, 2001 and 2000
                    (in thousands, except per share amounts)


                                                                 2002          2001          2000
                                                               --------      --------      --------
REVENUE
-------
       Software license ..................................     $    839      $  2,917      $  4,112
       Service and maintenance ...........................        6,119         6,598         8,324
       Other operating revenue ...........................          500          --            --
                                                               --------      --------      --------
                                            TOTAL REVENUE.        7,458         9,515        12,436
                                                               --------      --------      --------
COST OF REVENUE
---------------
       Software license ..................................          155           684           636
       Service and maintenance ...........................        1,953         2,308         3,956
                                                               --------      --------      --------
                                    TOTAL COST OF REVENUE.        2,108         2,992         4,592
                                                               --------      --------      --------
                                             GROSS PROFIT.        5,350         6,523         7,844
                                                               --------      --------      --------
OPERATING EXPENSES
------------------
       Sales and marketing ...............................        1,591         2,552         1,632
       Product development ...............................        1,439         1,616         2,689
       General and administrative ........................        1,379         2,847         3,365
       Goodwill impairment (Note E) ......................         --             862          --
                                                               --------      --------      --------
                                 TOTAL OPERATING EXPENSES.        4,409         7,877         7,686
                                                               --------      --------      --------
                            INCOME (LOSS) FROM OPERATIONS.          941        (1,354)          158

OTHER INCOME (DEDUCTIONS)
-------------------------
       Net interest expense ..............................          (27)          (29)           (1)
                                                               --------      --------      --------
                   INCOME (LOSS) BEFORE INCOME TAX CREDIT.          914        (1,383)          157

INCOME TAX CREDIT ........................................         (330)         --            --
                                                               --------      --------      --------
                                        NET INCOME (LOSS).     $  1,244      $ (1,383)     $    157
                                                               ========      ========      ========

INCOME (LOSS) PER SHARE
-----------------------
       Basic .............................................     $   0.07      $  (0.08)     $   0.01
                                                               ========      ========      ========
       Diluted ...........................................     $   0.07      $  (0.08)     $   0.01
                                                               ========      ========      ========
WEIGHTED AVERAGE SHARES
-----------------------
       Basic .............................................       17,784        17,713        17,669
                                                               ========      ========      ========
       Diluted ...........................................       17,784        17,713        17,669
                                                               ========      ========      ========

           See accompanying notes to consolidated financial statements

                FlexiInternational Software, Inc. and Subsidiary

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 2002, 2001, and 2000
                     (in thousands, except share data)


                                                                                           Other                     Total

                                                           Additional                   accumulated               stockholders'

                                         Common Stock        Paid-in     Accumulated   comprehensive   Treasury      equity
                                 -------------------------
                                   Shares       Amount       Capital       Deficit        income        Stock       (deficit)
                                 ----------   ----------   -----------   -----------   ------------  -----------   -----------

Balance at December 31, 1999 .   17,683,133   $      177   $   56,128    $  (58,251)   $       63    $      (35)   $   (1,918)

       Shares issued for stock

             purchase plan ...         --           --           --            --            --              16            16

       Net income ............         --           --           --             157          --            --             157

       Currency translation

             adjustment ......         --           --           --            --             230          --             230
                                                                                                                   ----------
Comprehensive income .........         --           --           --            --            --            --             387
                                 ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2000 .   17,683,133          177       56,128       (58,094)          293           (19)       (1,515)

       Shares issued for stock

             purchase plan ...      101,052            1          (11)                                       19             9

       Net loss ..............         --           --           --          (1,383)         --            --          (1,383)

       Currency translation

             adjustment ......         --           --           --            --               2          --               2
                                                                                                                   ----------
Comprehensive loss ...........         --           --           --            --            --            --          (1,381)
                                 ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2001 .   17,784,185          178       56,117       (59,477)          295          --          (2,887)

       Net income ............         --           --           --           1,244          --            --           1,244

       Currency translation

             adjustment ......         --           --           --            --             (34)         --             (34)
                                                                                                                   ----------
Comprehensive income .........         --           --           --            --            --            --           1,210
                                 ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2002 .   17,784,185   $      178   $   56,117    $  (58,233)   $      261    $     --      $   (1,677)
                                 ==========   ==========   ==========    ==========    ==========    ==========    ==========


           See accompanying notes to consolidated financial statements

                FlexiInternational Software, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2002, 2001 and 2000
                                 (in thousands)
                                                                               2002          2001         2000
                                                                              -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
       Net income (loss) ................................................     $ 1,244      $(1,383)     $   157
       Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
            Depreciation and amortization ...............................         197          845        1,310
            Provision (credit) for doubtful accounts ....................          54         (310)         299
            Goodwill impairment .........................................        --            862         --
            Deferred taxes ..............................................        (330)        --           --
            (Gain) loss on disposal of assets ...........................        --              4           (3)
            Decrease in accounts receivable .............................         866          934        3,298
            Decrease in prepaid expenses and other assets ...............          36          165          160
            Increase (decrease ) in accounts payable and accrued expenses        (255)         297       (1,910)
            Decrease in accrued restructuring ...........................        --            (27)        (374)
            Decrease in deferred revenue ................................        (998)      (1,534)      (3,396)
                                                                              -------      -------      -------
                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....         814         (147)        (459)
                                                                              -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
       Advances on promissory note receivable ...........................        (187)         (85)        --
       Purchases of marketable securities ...............................        --           --           (108)
       Sales of marketable securities ...................................        --            108         --
       Proceeds from sales of property and equipment ....................        --              1           40
       Purchases of property and equipment ..............................         (74)         (23)         (21)
                                                                              -------      -------      -------
                 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....        (261)           1          (89)
                                                                              -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
       Repayments on long-term debt .....................................        (146)        (185)         (50)
       Proceeds from issuance of long-term debt .........................          31         --           --
       Proceeds from employee stock purchase plan .......................        --              9            5
       Payments on capital lease obligations ............................        (112)        (432)        (122)
                                                                              -------      -------      -------
                               NET CASH USED IN FINANCING ACTIVITIES ....        (227)        (608)        (167)
                                                                              -------      -------      -------

       Effect of exchange rate changes on cash ..........................         (34)           2          230
                                                                              -------      -------      -------
                                          NET INCREASE (DECREASE) IN
                                          CASH AND CASH EQUIVALENTS .....         292         (752)        (485)

CASH AND CASH EQUIVALENTS
-------------------------
       Beginning of year ................................................         600        1,352        1,837
                                                                              -------      -------      -------
       End of year ......................................................     $   892      $   600      $ 1,352
                                                                              =======      =======      =======

                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Interest paid ....................................................     $    44      $    66      $    50
                                                                              =======      =======      =======

       Conversion of accounts payable and accrued
            expenses into notes payable .................................     $   568      $   224      $   748
                                                                              =======      =======      =======

           See accompanying notes to consolidated financial statements

                FlexiInternational Software, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (in thousands, except share data)

NOTE A - THE COMPANY
--------------------
FlexiInternational Software, Inc. and subsidiary (the "Company") began operations in 1991. The Company designs, develops, markets and supports the Flexi Financial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution - composed of FlexiFinancials, Flexi Financial Datawarehouse, FlexiInfoAccess and FlexiTools - is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its wholly-owned subsidiary, FlexiInternational Software Limited (formerly known as The Dodge Group "Dodge") in June 1998 (NOTE E). All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION:
The Company licenses software under noncancellable license agreements through direct and indirect channels and provides services including maintenance, training and consulting. Software license revenues through the Company's direct sales channel are recognized when persuasive evidence of an arrangement exists, the licensed products have been shipped, fees are fixed and determinable and collectibility is considered probable. Customers may elect to receive the licensed products pre-loaded and configured on a hardware unit. In this case, revenue is recognized when the licensed products are installed on the hardware unit, the unit is shipped and all other criteria are met. Other software license royalties earned through the Company's indirect sales channel are recognized as such fees are reported to the Company.

Revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled. Significant obligations would include future promises of enhancements and/or modification that are essential to the product. For multiple element arrangements and arrangements with extended payment terms, or where a significant portion of the payment is due after inception of the license agreement, all revenue is deferred until the final portion of the license fee becomes due and payable and all other criteria are met. Maintenance revenues for maintaining, supporting, and providing periodic upgrading are deferred and recognized ratably over the maintenance period, generally one year.

Revenues from training and consulting services are recognized as such services are performed. The Company does not require collateral for its receivables and reserves are maintained for potential losses.

                FlexiInternational Software, Inc. and Subsidiary

                        (in thousands, except share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION:

The   assets   and   liabilities   of   the   Company's   foreign    subsidiary,
FlexiInternational Software Limited, are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Revenue and expense items are translated into U.S. dollars at the average exchange rate for the years. Resulting unrealized translation adjustments are included in stockholders' deficit.

Gains and (losses) on foreign currency exchange transactions are reflected in the consolidated statements of operations. Net transaction gains and (losses) included in income for the years ended December 31, 2002, 2001 and 2000 were $0.

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

CASH AND CASH EQUIVALENTS:

The Company considers all interest-bearing securities having original maturities of three months or less to be cash equivalents. Additionally, the Company maintains cash balances which at times exceed the federally insured limits. The Company has not experienced any losses in such accounts, nor does it believe that there is a significant exposure to credit risk on these accounts because the credit ratings of institutions which maintain the cash balances has been assessed by the Company.

TRADE ACCOUNTS RECEIVABLE:

Trade accounts receivable are presented in the balance sheets net of an allowance for doubtful accounts. Receivables are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company's historical losses, existing economic conditions and the financial stability of its customers.

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

                FlexiInternational Software, Inc. and Subsidiary

                        (in thousands, except share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

ACCOUNTING FOR STOCK BASED COMPENSATION:
Effective December 15, 2002, the company adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had recorded compensation cost based upon the fair value at the grant date for awards under these plans, consistent with SFAS No. 123, the Company's net income
(loss) and net income (loss) per share would be the pro forma amounts indicated below:

                                                            2002       2001       2000
                                                          -------    -------    -------
Net income (loss) as reported .........................   $ 1,244    $(1,383)   $   157
Deduct:  Total stock-based compensation expense
determined under fair value based method for
all awards, net of related tax effects ................        (1)        (4)      (450)
                                                          -------    -------    -------
Net income (loss) pro forma ...........................   $ 1,243    $(1,387)   $  (293)
                                                          =======    =======    =======

Income (loss) per share as reported - basic and diluted   $  0.07    $ (0.08)   $  0.01
                                                          =======    =======    =======

Income (loss) per share pro forma - basic and diluted .   $  0.07    $ (0.08)   $ (0.02)
                                                          =======    =======    =======

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

                        (in thousands, except share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

The Company has reviewed all new accounting pronouncements issued through 2002 and has determined that none of them would have a material impact on the financial condition or results of operations other than as described previously.

USE OF ESTIMATES:

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE:

Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of December 31, 2002, 2001, and 2000, the weighted average number of common shares are the same for both the basic and diluted per share computations because the inclusion of common stock equivalents would have been antidilutive.

RECLASSIFICATIONS:

The consolidated financial statements for 2001 have been reclassified to conform with the presentation for 2002. Such reclassifications had no effect on net results of operations.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

                        (in thousands, except share data)

NOTE C - GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK
----------------------------------------------------------------

The Company operates in only one business segment. The Company's international revenues were derived primarily from the United Kingdom for the years ended December 31, 2002, 2001, and 2000, and the Company's international long lived assets at December 31, 2002, 2001 and 2000 resided primarily in the United Kingdom.

REVENUES:                            2002      2001      2000
                                   -------   -------   -------

    United States ..............   $ 5,940   $ 7,691   $10,082
    International:
       United Kingdom ..........     1,518     1,824     2,354
                                   -------   -------   -------
                          TOTALS   $ 7,458   $ 9,515   $12,436
                                   =======   =======   =======

LONG LIVED ASSETS:                   2002      2001      2000
                                   -------   -------   -------

    United States ..............   $   266   $   385   $ 2,043
    International ..............        29        33        43
                                   -------   -------   -------
                          TOTALS   $   295   $   418   $ 2,086
                                   =======   =======   =======

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. The Company can, however, limit the amount of support provided to its customers in the event of non-performance. Two customers represented 10% or more of the Company's total revenues, or an aggregate of 34.2%, 40.6%, and 38.2% of total revenues for each of the years ended December 31, 2002, 2001, and 2000, respectively. Two and three customers represented approximately 74.7%, and 61.9% of the Company's net accounts receivable at December 31, 2002 and 2001, respectively.

                FlexiInternational Software, Inc. and Subsidiary

                        (in thousands, except share data)

NOTE D - INCOME TAXES
---------------------

Significant components of the Company's deferred tax assets at December 31 are as follows:

                                                       2002              2001
                                                     --------          --------

Net operating loss carryforwards ...........         $ 24,564          $ 25,442
Other ......................................            3,770             3,856
                                                     --------          --------
                                                       28,334            29,298
Valuation allowance ........................          (28,004)          (29,298)
                                                     --------          --------
Net deferred tax asset .....................         $    330          $   --
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

Income tax expense consists of the following:

                                 2002          2001         2000
                                 ----          ----         ----
Deferred income taxes:
      Federal ........          $(275)         $ -          $ -
      State ..........            (55)           --           --
                                -----          -----        -----
                                $(330)         $ -          $ -
                                =====          =====        =====

Following is a reconciliation between tax expense using federal statutory tax rates and actual effective tax:

                                      2002                   2001                   2000
                               -----------------      -----------------      -----------------

Statutory taxes (benefits)     $ 311         34%      $(470)        34%      $  53         34%
Valuation allowance ......      (648)      (71)%        463       (33)%        (62)      (40)%
Other ....................         7          1%          7        (1)%          9          6%
                               -----      -----       -----      -----       -----      -----
Actual taxes .............     $(330)       (36)%     $ --          -%       $ --           -%
                               =====      =====       =====      =====       =====      =====

NOTE E - ACQUISITION
--------------------

On June 24, 1998, the Company completed the acquisition of Dodge, a software developer that specializes in financial data warehouse solutions. As a result of the acquisition, the Company wrote off $1.9 million for acquired in-process research and development in the June 1998 quarter.

               FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

                        (in thousands, except share data)

NOTE E - ACQUISITION (CONTINUED)
--------------------------------

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

NOTE F - CONVERTIBLE NOTE RECEIVABLE
------------------------------------

In January 2001, the Company entered into a convertible note receivable arrangement where the Company agreed to loan a total of $272 to a start-up software company and third party reseller of the Company's software products. The loan accrues at a 0% interest factor until January 31, 2003 at which time the loan begins to accrue at 7% per annum and will be repaid in 120 equal monthly payments of principal and interest beginning March 1, 2003. As of December 31, 2002 and 2001 the Company had loaned $272 and $85 under this arrangement, respectively. After December 31, 2002 but prior to February 28, 2003 either party at their option could convert the entire loan amount into 40,000 shares of the borrower's common stock. During January 2003, the Company exercised its option to convert the note receivable into 40,000 shares of the borrower's common stock.

NOTE G - PROPERTY AND EQUIPMENT
-------------------------------

The Company's property and equipment at December 31 consists of the following:

                                                              2002       2001
                                                             ------     ------
Computers ..............................................     $3,423     $3,427
Software ...............................................        679        652
Furniture and fixtures .................................        508        508
Leasehold improvements .................................        332        332
Office equipment .......................................         68         68
Vehicles ...............................................         31       --
                                                             ------     ------
                                                              5,041      4,987
Less accumulated depreciation ..........................      4,746      4,569
                                                             ------     ------
                              NET PROPERTY AND EQUIPMENT     $  295     $  418
                                                             ======     ======

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

                        (in thousands, except share data)

NOTE G - PROPERTY AND EQUIPMENT (CONTINUED)
-------------------------------------------

Depreciation expense was $197, $457, and $806 for the years ended December 31, 2002, 2001, and 2000, respectively. All property and equipment has been pledged as collateral for a master lease agreement (NOTE I).

NOTE H - NOTES PAYABLE
----------------------

During 2001, the Company refinanced a note payable with one of its vendors which also converted additional trade payables. The note is unsecured, has no stated interest rate, and is due in monthly installments of $5 until paid in full. The note requires any subsequent charges after the date of the note to be paid currently in addition to the amortization of the note balance. During 2002, the Company refinanced a settlement agreement with one of its customers which converted other accrued liabilities. The note is unsecured, has no stated interest rate and is due in monthly installments of $8 until paid in full. In addition, the Company refinanced a settlement agreement on March 4, 2003 with one of its vendors which converted other accrued liabilities. The note is unsecured, has no stated interest rate, requires an initial payment of $55 and monthly installments of $13 thereafter.

Following is a summary of long-term debt as of December 31:

                                                                    2002       2001
                                                                   ------     ------
Note payable to vendor, no stated interest
     $5 monthly until paid in full ...........................     $  639     $  699
Note payable to vendor, no stated interest
     $8 monthly to August 2004 ...............................        150       --
Note payable to vendor, no stated interest, initial payment of
     $55, $13 monthly to January 2005 ........................        343       --
Note payable to finance company, no stated interest
     $1 monthly to December 2004, collateralized by vehicle ..         20       --
                                                                   ------     ------
                                                                    1,152        699
Less principal due within one year ...........................        341         60
                                                                   ------     ------
                                       TOTAL LONG-TERM DEBT ..     $  811     $  639
                                                                   ======     ======

Following is a summary of estimated principal amounts due on long-term debt for each of the five years and thereafter following December 31, 2002:

               2003                                       $ 341
               2004                                         279
               2005                                          73
               2006                                          60
               2007                                          60
               Thereafter                                   339
                                                         -------
                                                  TOTAL  $ 1,152
                                                         =======

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

                        (in thousands, except share data)

NOTE I - CAPITAL LEASE OBLIGATION
---------------------------------

In December 2001, the Company restructured its existing master lease agreement with its lease vendor. As a condition to the restructured agreement, the Company continued the grant of a blanket lien on all of its existing fixed assets. The original cost and accumulated depreciation of this property at December 31, 2002 is $2,586 and $2,554 respectively. The present value of the lease obligation at December 31, 2002 is $270. Approximate maturities of such capital lease obligation are as follows at December 31, 2002:

2003                                                                    $   283
Less amounts representing interest ...............................           13
                                                                        -------
                           TOTAL CAPITAL LEASE OBLIGATION ........          270
Less amounts due within one year .................................          270
                                                                        -------
                           LONG-TERM PORTION OF CAPITAL OBLIGATION      $  --
                                                                        =======

NOTE J - STOCKHOLDERS' EQUITY
-----------------------------

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

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

                        (in thousands, except share data)

NOTE K - EMPLOYEE STOCK PLANS
-----------------------------

EMPLOYEE STOCK PURCHASE PLAN:
The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to a total of 400,000 shares of common stock to participating employees. Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the average market price (as defined) per share of the common stock on either the first day or the last day of the offering period, whichever is lower. The Purchase Plan was discontinued during 2002. Under the Purchase Plan, the Company issued 0, 111,478, and 8,695 shares to participants during 2002, 2001, and 2000, respectively.

STOCK OPTION PLANS:
The Company's 1992 Stock Option Plan (the "1992 Plan") provided for the issuance of up to 1,362,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants, and advisors. The board of directors had authority to determine awards and establish the exercise price. As of December 31, 2002, there are 34,125 options outstanding under the 1992 Plan. Such options vest over various periods up to five years and expire on various dates through 2007. No additional option grants will be made under the 1992 Plan.

The Company's 1997 Stock Incentive Plan (the "Incentive Plan") is intended to replace the 1992 Plan. Up to 2,375,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Incentive Plan. Options may be granted at an exercise price which may be less than, equal to, or greater than the fair market value of the common stock on the date of grant. Officers, employees, directors, consultants, and advisors of the Company are eligible to receive awards under the Incentive Plan. During 2002, 2001, and 2000, 213,000, 529,760, and 344,811 options under the Incentive Plan were granted, respectively.

Under the terms of the Company's 1997 Director Stock Option Plan (the "Director Plan"), directors of the Company who are not employees are eligible to receive nonstatutory options to purchase shares of common stock. A total of 150,000 shares of common stock may be issued upon exercise of options granted under the Director Plan. The exercise price per share, for shares granted initially, was equal to the initial public offering price ($11). The exercise price per share for all shares thereafter will be the closing price per share of common stock on the date of grant. All options granted under the Director Plan vest one year from the date of grant so long as the optionee remains a director of the Company. During 2002, 2001, and 2000, 23,250, 10,500, and 18,000 options under the Director Plan were granted, respectively.

                FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

                        (in thousands, except share data)

NOTE K - EMPLOYEE STOCK PLANS (CONTINUED)
-----------------------------------------

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used in 2002, 2001 and 2000 include: risk free interest rate of 3.40%, 5.08%, and 6.34%, average expected lives of 6.90, 7.91, and 3.00 years, a 0% dividend yield rate for all the years presented, and expected volatility of 0.68, 1.04, and 1.60, respectively. In accordance with SFAS 123, the fair value method of accounting has not been applied to options granted prior to January 1, 1995. Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

At December 31, 2002, the Company has reserved 1,305,435 shares of common stock for options outstanding under the 1992 Plan, Incentive Plan, and Director Plan, and 93,773 shares of common stock for exercisable warrants. In addition to the outstanding options, the Company has reserved 1,237,481 shares of common stock at December 31, 2002, for future grants under its Incentive Plan and Director Plan. The following table describes the Company's stock option activity under all of its option plans:


                                           Number of   Weighted average exercise
                                            Options         price per share
                                        -------------- -------------------------
                                                       (priced at date of grant)
Outstanding at December 31, 1999           1,422,889           $   1.34
      Granted ..................             362,811           $   0.68
      Cancelled ................            (450,656)          $   1.18
                                           ---------           --------
Outstanding at December 31, 2000           1,335,044           $   1.17
      Granted ..................             540,260           $   0.17
      Cancelled ................            (565,600)          $   0.52
                                           ---------           --------
Outstanding at December 31, 2001           1,309,704           $   1.02
      Granted ..................             236,250           $   0.08
      Cancelled ................            (240,519)          $   0.47
                                           ---------           --------
Outstanding at December 31, 2002           1,305,435           $   0.95
                                           =========           ========

                FlexiInternational Software, Inc. and Subsidiary

                        (in thousands, except share data)

NOTE K - EMPLOYEE STOCK PLANS (CONTINUED)

                                                                   Weighted
                                                     Number of  average exercise
                                                      Options   price per share
                                                   ------------ ----------------
                                                                (priced at date)
                                                                   (of grant)
Exercisable at December 31, 2000 ...............       392,840     $   1.67
Exercisable at December 31, 2001 ...............       625,312     $   1.37
Exercisable at December 31, 2002 ...............       849,997     $   1.23
Options available for grant at December 31, 2002     1,237,481         --

The following table summarizes information regarding stock options granted under all of the Company's option plans:

                                                        Weighted        Weighted
                                      Number of     average exercise  average fair
                                  options granted        price            value
                                  ----------------  ----------------  ------------
2000
Options granted at market value:       362,811       $      0.68      $      0.62
2001
Options granted at market value:       540,260       $      0.17      $      0.13
2002:
Options granted at market value        236,250       $      0.08      $      0.08

The following table summarizes information regarding options outstanding at December 31, 2002 under all of the Company's option plans:


                                    Options outstanding                          Options exercisable
                        -----------------------------------------------   --------------------------------
                                        Weighted
                                         average
                                        remaining         Weighted                           Weighted
 Range of exercise         Number    contractual life  average exercise      Number       average exercise
      prices            outstanding      in years           price         exercisable     price per share
 -----------------      -----------  ----------------  ----------------   ------------    ----------------
   $0.05-$ 0.09           218,250         9.10            $   0.09           23,250          $   0.09
   $0.15-$ 0.30           234,834         8.02            $   0.19           99,843          $   0.20
   $0.38-$ 0.38           167,888         6.82            $   0.38          167,888          $   0.38
   $0.59-$ 1.06           326,071         7.15            $   0.91          228,074          $   0.90
   $1.19-$ 1.44           207,875         3.71            $   1.27          207,035          $   1.27
   $1.63-$12.63           150,517         5.23            $   3.69          123,907          $   3.98
                         ---------        ----            --------          -------          --------
                 TOTAL   1,305,435                        $   0.95          849,997          $   1.23
                         =========                        ========          =======          ========

                FlexiInternational Software, Inc. and Subsidiary

                        (in thousands, except share data)

NOTE L - EMPLOYEE BENEFIT PLAN
------------------------------

The Company maintains a 401(k) Savings Plan (the "Plan"). Employees are eligible to participate in the Plan upon completion of one month of service with the Company. Eligible employees may contribute up to 25% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are immediately vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or a portion of participant's contribution to the Plan up to 6% of the participant's compensation. The Company's matching contribution is made on a monthly basis. Participants become vested in Company matching contributions to the Plan over a five-year period. The expense under this Plan was $0, $20, and $72 for 2002, 2001, and 2000, respectively.

NOTE M - GAIN CONTINGENCY
-------------------------

During 2001, the Company filed suit against one of its third party resellers for software license fees and maintenance service revenue the Company believes the reseller did not report and pay to the Company in accordance with their contractual agreement. At December 31, 2002, the Company was in final negotiations for a settlement of the claim and expects to finalize it during 2003. While the Company currently believes that it will receive approximately $450 as a result of the settlement claim, there are still ongoing disputes regarding the terms of the settlement agreement and it has not yet been finalized. As a result, collectibility of these amounts remains uncertain and the Company has not recorded this transaction as of December 31, 2002. This transaction will be recorded in the period when amounts are realized.

NOTE N - SUBSEQUENT EVENTS
--------------------------

On March 4, 2003 the Company arranged payment terms associated with a settlement agreement with one of its former distributors which converted other accrued liabilities to current and long-term debt.

NOTE O - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company leases space in several buildings which it uses for offices and development facilities, as well as various equipment and vehicles, all subject to operating leases. As of December 31, 2002, the minimum annual rental payments under the terms of such noncancellable leases which expire at various dates are as follows:

             2003                             $ 302
             2004                               142
             2005                               100
             2006                                86
             2007                                92
       Thereafter                                46
                                              -----
                                       TOTAL $ 768
                                              =====

Rent expense for the years ended December 31, 2002, 2001, and 2000 amounted to $407, $462 and $342, respectively.

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

                FlexiInternational Software, Inc. and Subsidiary

                        (in thousands, except share data)

NOTE P - RESTRUCTURING
----------------------

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

Detail of the restructuring charge is as follows:

                                         Severance       Excess
                                        and benefits   facilities    Total
                                        ------------   ----------    -----
Reserve balances, December 31, 1999        $ 401          $ --       $ 401
Cash payments .....................         (374)           --        (374)
                                           -----          ----       -----
Reserve balances, December 31, 2000           27            --          27
Cash payments .....................          (27)           --         (27)
                                           -----          ----       -----
Reserve balances, December 31, 2001        $ --           $ --       $ --
                                           =====          ====       =====

NOTE Q - BUSINESS PLAN
----------------------

Throughout 2002, the Company focused its efforts on further reductions of operating expenses, enhancing its relationships with current business partners, resolving preexisting disputes and marketing its financial management services solution, an accounting process outsourcing service. The Company has limited its investment of capital to maintaining and enhancing its products to remain competitive in the marketplace, focusing its direct sales force and expanding its third party vendors. The Company has continued to update its products to remain competitive. The Company is finalizing a sales tax audit with the State of Connecticut. The Company is also pursuing an arbitration settlement with one of its third party vendors for software license fees and maintenance service.

                FlexiInternational Software, Inc. and Subsidiary

                        (in thousands, except share data)

NOTE R - SELECTED QUARTERLY INFORMATION (UNAUDITED)
---------------------------------------------------

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2002 and 2001. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                 First      Second       Third       Fourth
Year ended December 31,         Quarter     Quarter     Quarter      Quarter
-----------------------         -------     -------     -------      --------
2002
     Total revenue ........     $ 2,275     $ 1,859     $ 1,723      $ 2,051
     Gross profit .........       1,671       1,304       1,195        1,624
     Net income ...........         547         230         122          703
     Income per share (1) .        0.03        0.01        0.01         0.04

2001
     Total revenue ........     $ 3,154     $ 2,279     $ 1,858      $ 2,224
     Gross profit .........       2,267       1,777         996        1,483
     Net income (loss) ....          97          29      (1,687)         178
     Income (loss) per share (1)   0.01        --         (0.10)        0.01


(1) Quarterly income (loss) per share may not equal the annual reported amounts.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders of
FlexiInternational Software, Inc.
Bonita Springs, Florida


      We have audited the consolidated financial statements of FlexiInternational Software, Inc. and subsidiary (the "Company") as of December 31, 2002 and 2001 and for the years then ended, and have issued our report thereon dated January 22, 2003, except for Note N, as to which the date is March 4, 2003; such financial statements and report are included in the 2002 Annual Report to Stockholders and are included herein. Our audit also included the financial statement schedule of FlexiInternational Software, Inc. and subsidiary listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Hill, Barth & King LLC
Hill, Barth & King LLC
Certified Public Accountants

Naples, Florida
January 22, 2003

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders of
FlexiInternational Software, Inc.


      We have audited the consolidated financial statements of FlexiInternational Software, Inc. and subsidiary for the year ended December 31, 2000 and have issued our report thereon dated February 27, 2001; such financial statements and report are included in your 2002 Annual Report to Stockholders and are included herein. Our audit also included the financial statement schedule of FlexiInternational Software, Inc. and subsidiary listed in Item 15. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Hartford, Connecticut
February 27, 2001

                    FlexiInternational Software, Inc. and Subsidiary

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                                             Charged to
                                                Balance at  (Credit from)                  Balance at
                                                January 1,    Costs and                    December 31,
         Description                               2002        Expenses      Deductions        2002
-------------------------------------          -----------  -------------   -----------    -------------

Allowance for doubtful accounts ..........       $    22       $   288        $  (234)       $    76
Valuation allowance for deferred tax asset       $29,298       $(1,294)       $  --          $28,004



                                                Balance at    Charged to                    Balance at
                                                January 1,    Costs and                    December 31,
         Description                               2001        Expenses      Deductions        2001
-------------------------------------          -----------  -------------   -----------    -------------

Allowance for doubtful accounts ..........       $   352       $  (310)       $   (20)       $    22
Valuation allowance for deferred tax asset       $23,560       $ 5,738        $  --          $29,298



                                                Balance at    Charged to                    Balance at
                                                January 1,    Costs and                    December 31,
         Description                               2000        Expenses      Deductions        2000
-------------------------------------          -----------  -------------   -----------    -------------

Allowance for doubtful accounts ..........       $   843       $   299        $  (790)       $   352
Valuation allowance for deferred tax asset       $22,601       $   959        $  --          $23,560

Item 9.   Changes in and  Disagreements  with  Accountants  on  Accounting  and
          ---------------------------------------------------------------------
          Financial Disclosure
          --------------------

      The information required by Item 304 of Regulation S-K was previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2001.

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

      See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by Items 401 and 405 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on Friday, May 16, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated herein by reference.

Item 11.   Executive Compensation
           ----------------------

      The information required by Item 402 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on Friday, May 16, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

      The information required by Item 403 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on Friday, May 16, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated herein by reference. The information specified in Item 402(k) and
(l) of Regulation S-K and set forth in Flexi's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is not incorporated herein by reference.

Item 13.   Certain Relationships And Related Transactions
           ----------------------------------------------

      The information required by Item 404 of Regulation S-K and appearing in Flexi's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on Friday, May 16, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated herein by reference.

Item 14.   Controls and Procedures
           -----------------------

      Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer and Acting Chief Financial Officer within 90 days of the filing of this report, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

      As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and its principal financial officer or officer, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

      Since the date of the evaluation described above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV
                                     -------

Item 15.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K
           ---------------------------------------------------------------

      (a)(1)      Financial Statements

      The consolidated financial statements filed as a part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements under Item 8, which Index to Consolidated Financial Statements is incorporated herein by reference.

      (a)(2)      Financial Statement Schedule

      The Schedule of Variation and Qualifying Accounts appears on page 43 of this Annual Report on Form 10-K. Schedules other than those listed above are omitted because they are either not required or not applicable.

      (a)(3)      Exhibits

      The Exhibits filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed herewith are, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, incorporated herein by reference.

      (b)  Reports on Form 8-K

      During the fourth quarter of the fiscal year ended December 31, 2002, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FLEXIINTERNATIONAL SOFTWARE, INC.


      Date:  March 28, 2003          By: /s/    STEFAN R. BOTHE
                                        --------------------------------
                                         Stefan R. Bothe
                                         Chairman of the Board, Chief Executive
                                         Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                           Date
---------                              -----                           ----

/s/ STEFAN R. BOTHE         Chairman of the Board, Chief          March 28, 2003
----------------------      Executive Officer, President and
Stefan R. Bothe             Acting Chief Financial Officer
                            (Principal Executive and
                            Accounting Officer)


/s/ JENNIFER V. CHENG       Director                              March 28, 2003
----------------------
Jennifer V. Cheng




/s/ ROBERT A. DEGAN         Director                              March 28, 2003
----------------------
Robert A. Degan

                                  Certification
                           by Chief Executive Officer
                           and Chief Financial Officer
                             Pursuant to Rule 13a-14

        I, Stefan R. Bothe, certify that:

        1. I have reviewed this annual report on Form 10-K of FlexiInternational Software, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

        5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                      /s/    STEFAN R. BOTHE
                                      ------------------------------------
                                      Stefan R. Bothe
                                      Chairman of the Board, President, Chief
                                      Executive Officer and Acting Chief
                                      Financial Officer
                                      (Principal executive officer and
                                      principal financial officer)

Exhibit                        Exhibit Index
-------                        -------------
No.
---

2.1(3)     Agreement   and  Plan  of  Merger  dated  June  24,  1998  among  the
           Registrant,  Princess  Acquisition  Corporation  and The Dodge Group,
           Inc.
3.1(1)     Amended and Restated Certificate of Incorporation.
3.2(1)     Amended and Restated By-Laws.
4.1(1)     Specimen Common Stock Certificate.
10.1(1)+   1992 Stock Option Plan, as amended.
10.2(6)+   1997  Stock  Incentive   Plan,   including  forms  of  incentive  and
           nonstatutory stock option agreements.
10.3(1)+   1997 Director Stock Option Plan, including form of option agreement.
10.5(1) Registration Rights Agreement dated May 7, 1996, as amended, among the Registrant and the Purchasers (as defined therein).
10.7(1)    Warrant Agreement dated June 28, 1994 held by CDC Realty, Inc.
10.8(1)    Warrant Agreement dated July 25, 1995 issued to Comdisco, Inc.
10.9(1)    Warrant Agreement dated July 25, 1995 issued to Comdisco, Inc.
10.10(1)   Warrant Agreement dated December 10, 1996 issued to Comdisco, Inc.
10.12(1) Stockholders' Voting Agreement dated May 7, 1996 among the Registrant and the Stockholders (as defined therein).
10.13(1) Participation Agreement dated May 7, 1996 among the Registrant and the Purchasers (as defined therein).
10.16(4) Lease Agreement, dated February 21, 2000, by and between the Company and Sommer Holdings, Ltd. 10.17(8) Loan Agreement and Convertible Promissory Note, dated as of January 31, 2001, by and between the Company and Core3, Inc.
16.1(6)    Letter regarding change in certifying accountant.
21.1(4)    Schedule of Subsidiaries.
23.1       Consent of Hill, Barth & King, LLP, independent accountants.
23.2       Consent of Delloite & Touche LLP, independent auditors.
99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------------

(1) Incorporated herein by reference to the Company's registration statement on Form S-1 (Registration No. 333-38403).
(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997.
(3) Incorporated herein by reference to the Company's current report on Form 8-K, dated June 29, 1998.
(4) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.
(5) Incorporated herein by reference to the Company's registration statement on Form S-8 filed on February 21, 2001 (Registration No. 333-83146).
(6) Incorporated herein by reference to the Company's current report on Form 8-K, dated December 21, 2001.
(7) Incorporated by reference to the Company's 2001 definitive Proxy Statement, dated April 11, 2001.
(8) Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001.
+ Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Items 14(a) and 14(c) of Form 10-K.