Form 10-Q
period 2003-03-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2003-05-13
CIK 1015464

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

(MARK ONE)

______X_____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

                            06484
                          (ZIP CODE)

                        (203) 925-3040
        (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                         06-1309427
              (I.R.S. EMPLOYER IDENTIFICATION NO.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X__        No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                   Yes ______        No ___X __

As of March 31, 2003, there were 17,784,185 shares of FlexiInternational Software, Inc. Common Stock outstanding.


                                       #

                            FLEXIINTERNATIONAL SOFTWARE, INC.

                                  TABLE OF CONTENTS





                                                                                                 PAGE

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets................................................................3
        Consolidated Statements of Operations......................................................4
        Consolidated Statements of Cash Flows......................................................5
        Consolidated Statements of Stockholders'Deficit............................................6
        Notes to Consolidated Financial Statements.................................................7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......8
Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................12
Item 4. Controls and Procedures....................................................................12

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................13
Item 6. Exhibits and Reports on Form 8-K...........................................................13

Signature..........................................................................................14

Certification......................................................................................15


                                     #

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share data)


                                                                     MARCH 31,      DECEMBER 31,
                                                                       2003            2002
                                                                   -------------   -------------
               A S S E T S                                          (UNAUDITED)      (audited)
               -----------
CURRENT ASSETS
   Cash and cash equivalents                                        $      600      $      892
   Interest bearing deposits                                                37              37
   Accounts receivable, net of allowance for doubtful accounts of
    $54 and $76, respectively                                            1,343           1,034
   Prepaid expenses and other current assets                               275              92
                                                                   -------------   -------------

                                             TOTAL CURRENT ASSETS        2,255           2,055

Property and equipment at cost, net of accumulated depreciation
   Of $4,784 and $4,746, respectively                                      264             295
Other assets                                                               785             791
                                                                   -------------   -------------
                                                                    $    3,304      $    3,141
                                                                   =============   =============
      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $      929      $      916
   Deferred revenue                                                      2,478           2,480
   Current portion of long-term debt                                       484             611
                                                                   -------------   -------------
                                        TOTAL CURRENT LIABILITIES        3,891           4,007
                                                                   -------------   -------------
LONG-TERM DEBT LESS PRINCIPAL DUE WITHIN
ONE YEAR                                                                   740             811

STOCKHOLDERS' DEFICIT:
   Preferred stock, par value $.01 per share, 5,000,000 shares
    authorized, no shares issued and outstanding                             0               0
   Common stock, par value $.01 per share, 50,000,000 shares
    authorized, 17,784,185 issued and outstanding                          178             178
   Additional paid-in-capital                                           56,117          56,117
   Accumulated deficit                                                 (57,899)        (58,233)
   Other accumulated comprehensive income                                  277             261
                                                                   -------------   -------------
                                      TOTAL STOCKHOLDERS' DEFICIT       (1,327)         (1,677)
                                                                   -------------   -------------
                                                                    $    3,304     $     3,141
                                                                   =============   =============

                      See accompanying notes to consolidated financial statements.

                       FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share amounts)
                                         (unaudited)
                                                  THREE MONTHS ENDED
                                       --------------------------------------
                                         MARCH 31,                  MARCH 31,
                                           2003                       2002
                                       -----------------   ------------------
REVENUE
-------
   Software license                    $      701                 $      166
   Other operating revenue                      0                        500
   Service and maintenance                  1,135                      1,609
                                       -----------------   -----------------
                   TOTAL REVENUE            1,836                      2,275
                                       -----------------   -----------------
COST OF REVENUE
---------------
   Software license                            36                         19
   Service and maintenance                    450                        585
                                       -----------------   -----------------
           TOTAL COST OF REVENUE              486                        604
                                       -----------------   -----------------
                    GROSS PROFIT            1,350                      1,671
                                       -----------------   -----------------
OPERATING EXPENSES
------------------
   Sales and marketing                        427                        357
   Product development                        318                        380
   General and administrative                 263                        375
                                       -----------------   -----------------
        TOTAL OPERATING EXPENSES            1,008                      1,112
                                       -----------------   -----------------
          INCOME FROM OPERATIONS              342                        559

OTHER (DEDUCTIONS)
------------------
   Net interest (expense)                      (8)                       (12)
                                       -----------------   -----------------
      INCOME BEFORE INCOME TAXES              334                        547

INCOME TAXES
------------                                    0                          0
                                       -----------------   -----------------
                      NET INCOME       $      334                 $      547
                                       =================   =================
INCOME PER SHARE
----------------
   Basic                               $     0.02                 $     0.03
                                       =================   =================
   Diluted                             $     0.02                 $     0.03
                                       =================   =================
WEIGHTED AVERAGE SHARES
-----------------------
   Basic                                   17,784                     17,784
                                       =================   =================
   Diluted                                 17,784                     17,784
                                       =================   =================



                 See accompanying notes to consolidated financial statements

                            FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)

                                               (unaudited)

                                                       THREE MONTHS ENDED
                                                      --------------------
                                                           MARCH 31,
                                                      --------------------
                                                        2003      2002
                                                      ---------  ---------
Cash flows from operating activities:
Net income                                              $334      $547
Non-cash items:
  Depreciation and amortization                           38        57
  (Credit) provision for doubtful accounts               (22)      172
Change in operating accounts:
  Accounts receivable                                   (287)      274
  Prepaid expenses and other assets                     (177)     (170)
  Accounts payable and accrued expenses                   13      (144)
  Deferred revenue                                        (2)     (630)
                                                      ---------  ---------
Net cash (used in) provided by operating activities     (103)      106
                                                      ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment                     (7)        0
                                                      ---------  ---------
Net cash used in investing activities                     (7)        0
                                                      ---------  ---------
Cash flows from financing activities:
  Repayments of long-term debt                          (101)      (15)
  Payments of capital lease obligations                  (97)      (28)
                                                      ---------  ---------
Net cash used in financing activities                   (198)      (43)
                                                      ---------  ---------
Effect of exchange rate changes on cash                   16         5
                                                      ---------  ---------
Increase decrease in cash and cash equivalents          (292)       68
Cash and cash equivalents at beginning of period         892       637
                                                      ---------  ---------
Cash and cash equivalents at end of period              $600      $705
                                                      =========  =========
Supplemental disclosures:
  Interest paid in cash                                  $10       $12


        See accompanying notes to consolidated financial statements.

                                       FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                               (in thousands, except share data)
                                                          (unaudited)
                                                                            Other                  Total
                                                   Additional             accumulated           stockholders'
                                   Common Stock     Paid-in  Accumulated comprehensive Treasury   equity
                                ------------------  Capital    Deficit     income       Stock    (deficit)
                                   Shares   Amount
                                ----------  ------ --------- ----------- ------------- -------- ------------
Balance at December 31, 2002    17,784,185   $178   $56,117    $(58,233)     $261         $0      $(1,677)
      Shares issued for stock
        purchase plan                    0      0         0           0         0          0            0
      Net income                         0      0         0         334         0          0          334
      Currency translation
        adjustment                       0      0         0           0        16          0           16
                                                                                                ------------
Comprehensive income                     0      0         0           0         0          0          350
                                ----------  ------ --------- ----------- ------------- -------- ------------
Balance at March 31, 2003       17,784,185   $178   $56,117    $(57,899)     $277         $0      $(1,327)
                                ==========  ====== ========= =========== ============= ======== ============



                         See accompanying notes to consolidated financial statements





                                     #

                     FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three months ended March 31, 2003 and 2002
                                    (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Effective December 15, 2002, the company adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends FASB statement 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS 123 and amended by SFAS 148, the Company continues to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had recorded compensation cost based upon the fair value at the grant date for awards under these plans, consistent with SFAS 123, the Company's net income and net income per share would be the pro forma amounts indicated below for the three-month periods ended March 31:



                                                                    2003     2002
                                                                   -----    -----
    Net income as reported                                          $334     $547
    Deduct: Total stock-based compensation expense
    determined under fair  value based method for all
    awards, net of related tax effects
                                                                       0        0
                                                                   -----    -----
    Net income pro forma                                            $334     $547
                                                                   =====    =====
    Income per share as reported - basic and diluted               $0.02    $0.03
                                                                   =====    =====
    Income per share pro forma - basic and diluted                 $0.02    $0.03
                                                                   =====    =====



                                     #

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Quarterly Report contains forward-looking statements relating to, among other things, our license revenue, service revenue, our business processing outsourcing service, the length of our sales cycle and future expenses. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

    FlexiInternational Software, Inc. designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution - composed of FlexiFinancials, FlexiFinancial Datawarehouse or FlexiFDW, FlexilnfoAccess and FlexiTools - is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. We sell our software for use in traditional in-house accounting operations as well as through our accounting outsourcing service to companies desiring to outsource their back office accounting processes.

    Our Financial Management Services solution, or FMS, a business process outsourcing (BPO) service, is designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and start-up fast growing companies would benefit substantially from outsourcing their back office accounting processes to enable them to better focus on financial analysis, cash management and the strategic issues of their business. As part of our BPO sales strategy to expand regional coverage rapidly, we recruit regional resellers of our FMS solution which will pay us a percentage of the fee they collect for using our software and related solutions. Some resellers will handle the complete BPO service while others will handle the client relationship and Flexi will handle the hosting and accounting aspects of the service. In 2001, we signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller's BPO service. At December 31, 2002, this loan was converted to an equity investment in this reseller. On April 14, 2003, the reseller was acquired by a larger BPO provider. Flexi was paid $357,000 immediately for its ownership share of the reseller and may realize an additional gain of up to $400,000 if certain earn-out targets are achieved by the reseller over the next two years. The acquirer of the reseller intends to continue to utilize FlexiFinancials in its BPO operations. According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to grow substantially over the next three years. However, we believe the full acceptance of this solution is still several years away.

    We derive our revenue primarily from:

   -- non-cancelable software license agreements entered into with respect to our products;
   -- royalties paid to us from third parties that distribute our products;
   -- to a lesser extent, third-party products distributed by us; and -- annual software maintenance agreements entered into with our customers.

    Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 16.1% and 15.6% of total revenues for the three-month periods ended March 31, 2003 and 2002, respectively. The international sales generally have the same revenue and cost structure as our domestic sales. The majority of our international sales are transacted in British pounds sterling, and an increase in the value of the British pound relative to the currency of the country in which we are selling our product could make our products more expensive and potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses for certain countries, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."


                                     #

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                      THREE MONTHS ENDED
                                     --------------------
                                      MARCH 31, MARCH 31,
                                        2003      2002
                                     ---------  ---------
REVENUE
   Software license                     38.2%      7.3%
   Other operating revenue               0.0%     22.0%
   Service and maintenance              61.8%     70.7%
                                     ---------  ---------
                   TOTAL REVENUE       100.0%    100.0%
                                     ---------  ---------
COST OF REVENUE
   Software license                      2.0%      0.8%
   Service and maintenance              24.5%     25.7%
                                     ---------  ---------
           TOTAL COST OF REVENUE        26.5%     26.5%
                                     ---------  ---------
                    GROSS PROFIT        73.5%     73.5%
                                     ---------  ---------
OPERATING EXPENSES
   Sales and marketing                  23.3%     15.7%
   Product development                  17.3%     16.7%
   General and administrative           14.3%     16.4%
                                     ---------  ---------
        TOTAL OPERATING EXPENSES        54.9%     48.8%
                                     ---------  ---------
          INCOME FROM OPERATIONS        18.6%     24.7%

OTHER (DEDUCTIONS)
   Net interest (expense)               (0.4%)    (0.5%)
                                     ---------  ---------
      INCOME BEFORE INCOME TAXES        18.2%     24.2%

INCOME TAXES                             0.0%      0.0%
                                     ---------  ---------
                      NET INCOME        18.2%     24.2%
                                     =========  =========

    Revenue. Total revenues, consisting of software license revenues, other operating revenues and service and maintenance revenues, decreased 19.3% from $2.3 million for the quarter ended March 31, 2002 to $1.8 million for the quarter ended March 31, 2003. Total revenue for the first quarter of 2002 included a one-time sale of $500,000 for the sale of our rights to the URL dodge.com. Software license revenues increased 321% to $701,000 in the first quarter of the current year from $166,000 in the comparable period of the prior year. The first quarter of the current year included $450,000 of one-time revenue related to a settlement with a reseller. Total software license revenue was $701,000 for the first quarter (83.5% derived from one customer). Our license revenue will remain low in the foreseeable future as we continue to focus on building our BPO service revenue.

    Service and maintenance revenues decreased 29.5% from $1.6 million for the three-month period ended March 31, 2002 to $1.1 million for the three-month period ended March 31, 2003. This decrease is primarily attributable to a decline in service revenue due to fewer active client implementations. We do not expect this trend to be reversed until we begin to experience a higher level of new product sales from new product licenses and BPO contracts.

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

    Cost of software license revenue increased 89.5% from $19,000 for the quarter ended March 31, 2002 to $36,000 for the quarter ended March 31, 2003. Cost of software license revenues as a percentage of software license revenues decreased to 5.1% for the quarter ended March 31, 2003 from 11.4% for the quarter ended March 31, 2002. While increases or decreases of cost of software license revenue are directly related to increases or decreases in new license revenue, this relationship is impacted by the percentage of third-party revenue included in new license revenue since third-party revenue has a higher cost component than our own software.

    Cost of service and maintenance revenues decreased 23.1%, from $585,000 for the quarter ended March 31, 2002 to $450,000 for the quarter ended March 31, 2003. This decrease is attributable to operational adjustments due to a lower level of client implementations.

    Operating Expenses. Aggregate operating expenses declined 9.4% in the quarter ended March 31, 2003 to $1.0 million from $1.1 million in the quarter ended March 31, 2002. Over the past three years we have focused our efforts on reducing expenses to attain a level of profitability.

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for our sales staff. Sales and marketing expenses increased 19.6% to $427,000 for the first quarter of 2003 from $357,000 in the comparable period of last year. This increase is due to increased staffing and sales costs incurred to generate the first quarter 2003 increase in software license revenue.

    Product Development. Product development expenses relate to new and existing software development and consist primarily of engineering personnel costs. Product development expenses decreased 16.3% to $318,000 for the quarter ended March 31, 2003 from $380,000 for the quarter ended March 31, 2002. The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solutions but does not anticipate the need to materially increase its development staff from its current level.

    General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses declined 29.9% to $263,000 for the quarter ended March 31, 2003 from $375,000 in the first quarter of fiscal year 2002. This is primarily due to continued reduction efforts to attain a level of profitability.

    Net Interest Expense. Interest income represents income earned on the Company's cash, cash equivalents and marketable securities while interest expense represents interest paid under our equipment leasing agreement. Net interest expense was $8,000 for the quarter ended March 31, 2003 versus net interest expense of $12,000 for the comparable period of last year.

    Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for any of the periods reported upon due to current earnings being offset by operating loss carryforwards. Due to a strong net income for the year ended December 31, 2002, Flexi recaptured $330,000 of previously recorded valuation allowance against deferred income taxes. Flexi will continue to assess whether further recapture is warranted as the year progresses but none is deemed necessary for the quarter ended March 31, 2003. We have reported only tax losses to date and consequently have approximately $40.3 million and $26.9 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2020, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization and therefore a valuation reserve has been set up for any deferred tax assets. The Company's deferred tax assets at December 31, 2002 were approximately $28.3 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been reserved as of December 31, 2002 and March 31, 2003 in the amount of $28.0 million as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

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

    As of March 31, 2003, we had cash and cash equivalents of $600,000, a decrease of $292,000 from December 31, 2002. The Company's working capital deficit at March 31, 2003 was $1.6 million, compared to a working capital deficit of $1.9 million at December 31, 2002.

    The Company's operating activities resulted in a net cash outflow of $103,000 for the three-month period ended March 31, 2003 which was mainly the result of an increase in accounts receivable and prepaid expenses and other assets. The Company's investing activities resulted in a net cash outflow of $7,000 for the period ended March 31, 2003 from the purchase of property and equipment. At March 31, 2003, the Company had no material commitments for capital expenditures. The Company paid $10,000 in interest during the three-month period ended March 31, 2003.

    Flexi's contractual cash obligations are outlined in the table below including its equipment lease and office rental obligations, as well as payments due under payment terms negotiated with companies for current debt and settlements of payment disputes. These cash obligations were $266,000 for the three-month period ended March 31, 2003 and are expected to amount to approximately $89,000 per month for the balance of fiscal 2003.

                                                           Payments Due by Period
                                                               (in thousands)
                                          ------------------------------------------------------
                                                     Less than                            After
Contractual Obligations                      Total     1 year    1-3 years   4-5 years   5 years
-----------------------                   --------   --------    ---------   ---------  --------
Facilities Obligations...................   $666.5     $235.2     $227.4      $180.3      $23.6
Capital Lease Obligations................    223.1      223.1          -           -          -
Operating Leases.........................     13.0       13.0          -           -          -
Other Obligations........................  1,201.7      406.8      421.6       120.0      253.3
                                          --------   --------    ---------   ---------  --------
Total Contractual Cash Obligations....... $2,104.3     $878.1     $649.0      $300.3     $276.9
                                          ========   ========    =========   =========  ========



CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    Unproven Market Acceptance of our BPO Solution. If our BPO solution does not gain market acceptance, our business will be adversely affected. The growth of our business will depend largely on the successful implementation of our recently introduced BPO solution. This solution is an accounting business processing outsource or BPO service, which we anticipate will allow us to leverage our suite of accounting software products and our expertise in back office processing of accounting data. We expect to derive a portion of our revenues in the future from our BPO service in conjunction with our existing software suites. If our BPO service does not gain market acceptance, our revenues may decline and our business may be adversely affected. Factors that may affect the market acceptance of our BPO service, some of which are beyond our control, may include:

   -- the growth, acceptance and changing requirements in the BPO industry;
   -- the performance, quality and price of our new service and our existing product suites; and
   -- the availability, price, quality and performance of competing products and services.

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

    Dependence on Key Personnel. The Company's performance depends substantially on the performance of its Chief Executive Officer, Stefan R. Bothe. The Company has experienced significant turnover in its management and is therefore operating with a limited group of executive officers and key employees. In addition, the Company has experienced personnel turnover with respect to its sales force and software professionals. The Company is dependent on its ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team. The loss of the services of the Company's Chief Executive Officer or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains a key person insurance policy on Stefan R. Bothe.

    Lengthy Sales Cycle. The Company's software is often used for business-critical purposes, and its implementation involves significant capital commitments by customers. Potential customers generally commit significant resources to an evaluation of available software and require the Company to expend substantial time, effort and money educating potential customers about the value of the Company's solutions. Sales of the Company's software products requires an extensive education and marketing effort throughout a customer's organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor a competing vendor or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between three and nine months. Due to the length of the sales cycle for its software products, including delays in implementing the Company's software across several functional and geographic areas of an organization, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transaction could have a material adverse effect on the Company's business, financial condition or results of operations.

    Competition. The market for the Company's products and services is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products. In recent quarters, the Company has been observing increasingly aggressive pricing practices and/or unusual terms and conditions offered to customers by its competitors and increasing competition in the middle market from competitors which previously focused principally on larger corporations. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and its partners and distributors. In addition, the Company's partners may develop or offer products and services that compete with the
Company's products and services. The Company's partners may give higher priority to the sales of these or other competitive products and services. The Company may not be able to compete successfully against current and future competitors or competitive pressures faced by the Company could materially adversely affect the Company's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company's financial results and condition, primarily foreign currency exchange rates and interest rates on marketable securities. The Company does not utilize derivative instruments in managing its exposure to such changes. The Company does not believe that near-term changes in foreign currency exchange rates or interest rates will have a material effect on its future earnings, fair values or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

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



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    On July 18, 2001, the Company filed for arbitration with the American Arbitration Association in a royalty and enhancement fee dispute with its healthcare industry reseller McKesson Information Services (formerly known as McKesson HBOC). The companies reached a final settlement in March 2003 and the Company was paid $450,000.

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




                                     #

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FLEXIINTERNATIONAL SOFTWARE, INC.



                                   By   /s/  Stefan R. Bothe
                                     -----------------------
                                   Stefan R. Bothe
                                   Chairman of the Board, President,
                                   Chief Executive Officer and Acting
                                   Chief Financial Officer
                                   (Principal executive officer and principal
                                   financial officer)
Date: May 13, 2003


                                     #

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

Date:  May 13, 2003


                        By   /s/  Stefan R. Bothe
                          -----------------------
                        Stefan R. Bothe
                        Chairman of the Board, President,
                        Chief Executive Officer and Acting
                        Chief Financial Officer
                        (Principal executive officer and principal
                        financial officer)

                                     #

                                                                     Exhibit 99



                           CERTIFICATION PURSUANT TO

                            18 U.S.C. SECTION 1350,

                            AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





           In connection with the Quarterly Report of FLEXIINTERNATIONAL SOFTWARE, INC. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stefan R. Bothe, as Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
{section} 1350, as adopted pursuant to {section} 906 of the Sarbanes-Oxley Act of 2002, that:

           (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                         By   /s/  Stefan R. Bothe
                           -----------------------

                         Stefan R. Bothe




May 13, 2003