Form 10-Q
period 2003-06-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2003-08-14
CIK 1015464

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

______X_____     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Yes __X__ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes _____ No __X__

As of June 30, 2003, there were 17,784,185 shares of FlexiInternational Software, Inc. Common Stock outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

FlexiInternational Software, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2003	2002
ASSETS	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$1,026	$892
Interest bearing deposits	287	37
Accounts receivable, net of allowance for doubtful accounts of $36 and $76, respectively	674	1,034
Prepaid expenses and other current assets	399	219
TOTAL CURRENT ASSETS	2,386	2,182

Property and equipment at cost, net of accumulated depreciation of $4,904 and $4,746, respectively	239	295
Other assets	392	664
	$3,017	$3,141

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$778	$916
Deferred revenue	2,382	2,480
Current portion of long-term liabilities	437	611
TOTAL CURRENT LIABILITIES	3,597	4,007

LONG-TERM LIABILITIES (net of current maturities)	663	811
TOTAL LIABILITIES	4,260	4,818

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized; 17,784,185 shares issued and outstanding	178	178
Additional paid-in-capital	56,117	56,117
Accumulated deficit	(57,795)	(58,233)
Other accumulated comprehensive income	257	261
TOTAL STOCKHOLDERS' DEFICIT	(1,243)	(1,677)
	$3,017	$3,141

See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
REVENUE
Software license	$477	$301	$1,178	$467
Service and maintenance	1,071	1,557	2,206	3,166
Other operating revenue	357	-	357	500

TOTAL REVENUE	1,905	1,858	3,741	4,133

COST OF REVENUE
Software license	4	63	40	82
Service and maintenance	391	491	841	1,076
Other operating revenue	272	-	272	-

TOTAL COST OF REVENUE	667	554	1,153	1,158
GROSS PROFIT	1,238	1,304	2,588	2,975

OPERATING EXPENSES
Sales and marketing	365	381	792	738
Product development	357	339	675	719
General and administrative	405	351	668	726
TOTAL OPERATING EXPENSES	1,127	1,071	2,135	2,183
INCOME FROM OPERATIONS	111	233	453	792

OTHER INCOME (EXPENSE)
Net interest income (expense)	(7)	(3)	(15)	(15)
INCOME BEFORE INCOME TAXES	104	230	438	777
NET INCOME	$104	$230	$438	$777

INCOME PER SHARE
Basic	$0.01	0.01	$0.02	$0.04
Diluted	$0.01	$0.01	$0.02	$0.04
WEIGHTED AVERAGE SHARES
Basic	17,784	17,784	17,784	17,784
Diluted	17,784	17,784	17,784	17,784

See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2003	2002
Cash flows from operating activities:
Net income	$438	$777
Non-cash items:
Depreciation and amortization	73	100
Provision for bad debts	154	251

Change in certain assets and liabilities:
Interest bearing deposits	(250)	-
Accounts receivable	205	644
Convertible promissory note	272	-
Prepaid expenses and other assets	(180)	(172)
Accounts payable and accrued expenses	(137)	(153)
Deferred revenue	(98)	(532)
Net cash provided by operating activities	477	915

Cash flows from investing activities:
Purchases of property and equipment	(17)	(4)

Cash flows from financing activities:
Repayments of long-term liabilities	(322)	(81)
Net cash used in financing activities	(322)	(81)

Effect of exchange rate changes on cash and cash equivalents	(4)	(18)

Increase (decrease) in cash and cash equivalents	134	812
Cash and cash equivalents at beginning of period	892	637
Cash and cash equivalents at end of period	$1,026	$1,449

Supplemental disclosures:
Interest paid	$18	$22
Income taxes paid	$-	$-
Conversion of convertible promissory note receivable into investment in common stock	$272	$-

See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

					Other
			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at December 31, 2002	17,784,185	$178	$56,117	$(58,233)	$261	$(1,677)
Net Income	-	-	-	438	-	438
Currency Translation Adjustment	-	-	-	-	(4)	(4)
Comprehensive Income	-	-	-	-	-	-
Balance at June 30, 2003	17,784,185	$178	$56,117	$(57,795)	$257	$(1,243)

See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2003 and 2002
(unaudited)

Note 1-Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its wholly owned subsidiary, FlexiInternational Software, Ltd. (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the Company believes that the financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had recorded compensation under SFAS 123, the Company's net income and net income per share would be the pro forma amounts indicated below for the six-month periods ended June 30 (in thousands except per share amounts):

2003	2002
Net income as reported	$438	$ 777
Less stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	-	-
Net income pro forma	$438	$ 777

Income per share as reported - basic and diluted	$0.02	$ 0.04
Income per share pro forma - basic and diluted	$0.02	$ 0.04

Note 2-Significant Events

The second quarter 2003 revenues include $357,000 of other operating revenue arising from the Company's share of the sale of one of its Business Process Outsourcing Partners. In addition, first quarter 2003 license revenue included $450,000 of one-time revenue related to a settlement with a reseller.

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

Overview

       The Company designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools. The Flexi solution - composed of FlexiFinancials, FlexiFinancial Datawarehouse or FlexiFDW, FlexilnfoAccess and FlexiTools - is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements. We sell our software for use in traditional in-house accounting operations as well as through our accounting outsourcing service to companies which want to outsource their back office accounting processes.

       Our Financial Management Services solution, or FMS, a business process outsourcing (BPO) service, is designed to leverage our suite of accounting products and our expertise in back office processing of accounting data. We believe that many mid-sized and start-up fast growing companies would benefit substantially from outsourcing their back office accounting processes to enable them to better focus on financial analysis, cash management and the strategic issues of their businesses. As part of our BPO sales strategy to expand regional coverage rapidly, we recruit regional resellers of our FMS solution which will pay us a percentage of the fee they collect for using our software and related solutions. Some resellers will handle the complete BPO service while others will handle the client relationship and Flexi will handle the hosting and accounting aspects of the service. In 2001, we signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller's BPO service. As of December 31, 2002, we opted to exercise our conversion rights under this instrument. On April 14, 2003, the reseller was acquired by a larger BPO provider. Flexi was paid $357,000 immediately for its ownership share of the reseller and may realize an additional gain of up to $400,000 if certain earn-out targets are achieved by the reseller over the next two years. The acquirer of the reseller intends to continue to utilize FlexiFinancials in its BPO operations. According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to double in size over the next three years. However, the full acceptance of this solution is still several years away.

 We derive our revenue primarily from:

  royalties paid to us from third parties that distribute our products;
  non-cancelable software license agreements entered into with respect to our products;
  payment from our BPO Partners for use of products and services;
  to a lesser extent, third-party products distributed by us; and
  annual software maintenance agreements entered into with our customers.

       Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 15.5% and 16.7% of total revenues for the six-month periods ended June 30, 2003 and June 30, 2002, respectively. Our international sales generally have the same cost structure as our domestic sales. The majority of our international sales are transacted in British pounds sterling, and an increase in the value of the British pound relative to the currency of the country in which we are selling our product could make our products more expensive and potentially less competitive in these markets. In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses for certain countries, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms. See "Certain Factors that May Affect Future Operating Results."

Results of Operations

 The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
REVENUE
Software license	25.0%	16.2%	31.5%	11.3%
Service and maintenance	56.3%	83.8%	59.0%	76.6%
Other operating revenue	18.7%	0.0%	9.5%	12.1%

TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE
Software license	0.2%	3.4%	1.1%	2.0%
Service and maintenance	20.5%	26.4%	22.5%	26.0%
Other operating revenue	14.3%	-	7.3%	-

TOTAL COST OF REVENUE	35.0%	29.8%	30.9%	28.0%
GROSS PROFIT	65.0%	70.2%	69.1%	72.0%
OPERATING EXPENSES
Sales and marketing	19.2%	20.5%	21.2%	17.9%
Product development	18.7%	18.2%	18.0%	17.4%
General and administrative	21.3%	18.9%	17.9%	17.6%

TOTAL OPERATING EXPENSES	59.2%	57.6%	57.1%	52.9%
INCOME FROM OPERATIONS	5.8%	12.6%	12.0%	19.1%

OTHER INCOME (EXPENSE)
Net interest (expense)	-0.4%	-0.2%	-0.3%	-0.4%
NET INCOME	5.4%	12.4%	11.7%	18.7%

       Revenues. Total revenues for each of the quarters ended June 30, 2002 and 2003 approximated $1.9 million. Total revenues for the six-month period ended June 30, 2003 decreased 9.5% to $3.7 million from $4.1 million for the corresponding period of the prior year. Software license revenues increased 58.5% to $477,000 in the second quarter of the current year from $301,000 in the comparable period of the prior year. The prior year six-month period included $215,000 of one-time revenue related to a settlement with a client while the six-month period ended June 30, 2003 included a settlement with a reseller which resulted in $450,000 in one-time revenue. One reseller customer accounted for 77.3% of the software license revenue recognized during the second quarter of the current year. Our license revenue will remain low in the foreseeable future as we continue to focus on building our BPO service and reseller revenue.

       Service and maintenance revenues decreased 31.2%, from $1.6 million for the quarter ended June 30, 2002 to $1.1 million for the quarter ended June 30, 2003. This decrease continues to be primarily attributable to a decline in service revenue due to fewer active client implementations. We do not expect this trend to be reversed until we begin to experience a higher level of new product sales from new product licenses and BPO contracts.

       Other operating revenue for the six months ended June 30, 2002 of $500,000 is for the sale of our rights to the URL dodge.com in the first quarter. This was a one-time sale. Other revenues for the six months ended June 30, 2003 of $357,000 arises from the Company's share of the sale of one of its BPO Partners.

       Cost of Revenues. Our cost of revenues consists substantially of cost of software license revenues and cost of service and maintenance revenues. Cost of software license revenues consists of the cost of third-party software products distributed by us and the cost of product media, manuals and shipping. Cost of service and maintenance revenues consists of the cost of providing consulting, implementation and training to licensees of our products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software.

       Cost of software license revenue decreased 93.7%, from $63,000 for the quarter ended June 30, 2002 to $4,000 for the quarter ended June 30, 2003 and decreased 51.2% from $82,000 for the six-month period ended June 30, 2002 to $40,000 for the same six-month period of 2003. While increases or decreases of cost of software license revenue are directly related to increases or decreases of new license revenue, the percentage of third-party revenue will also impact the cost of software license revenue as third-party revenue has a higher cost component than our own software. Cost of software license revenues as a percentage of software license revenues decreased to 0.8% for the quarter ended June 30, 2003 from 20.9% for the quarter ended June 30, 2002 and decreased to 3.4% for the six months ended June 30, 2003 from 17.6% for the same period of 2002 due to a lower component of third-party sales.

       Cost of service and maintenance revenues decreased 20.4%, from $491,000 for the quarter ended June 30, 2002 to $391,000 for the quarter ended June 30, 2003. Cost of service and maintenance revenue decreased 21.8% from $1.1 million for the six-month period ended June 30, 2002 to $841,000 for the six-month period ended June 30, 2003. This six-month decrease is a result of a reduction in staffing due to a lower level of client implementations.

 In addition, costs of other operating revenue for the six-month period ended June 30, 2003 represents $272,000 arising from Flexi's portion of the sale of one of our Business Process Outsourcing Partners.

       Operating Expenses. Aggregate operating expenses increased 5.2% in the quarter ended June 30, 2003 to $1.12 million, from $1.07 million in the quarter ended June 30, 2002. Aggregate operating expenses declined 2.2% for the six-month period ended June 30, 2003 to $2.14 million from $2.18 million for the corresponding six-month period in 2002. Over the past three years we have focused our efforts on reducing expenses to attain a level of profitability.

       Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for our sales staff. Sales and marketing expenses decreased 4.2% to $365,000 for the second quarter of 2003 from $381,000 in the comparable period of last year and increased 7.3% for the six-month period as a result of a small increase in sales force staffing.

       Product Development. Product development expenses include software development costs and consist primarily of engineering personnel costs. Product development expenses increased 5.3% to $357,000 for the quarter ended June 30, 2003 from $339,000 for the quarter ended June 30, 2002. For the six-month period ended June 30, 2003 these expenses declined 6.1% to $675,000 from $719,000 of the comparable period for 2002. The decrease in product development expense for the six months ended June 30, 2003 was due primarily to the decrease in development activities. The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solutions but does not anticipate the need to materially increase its development staff from its current level.

       General and Administrative. General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees. General and administrative expenses increased 15.4% to $405,000 for the quarter ended June 30, 2003 from $351,000 in the second quarter of fiscal year 2002. For the six-month period, these expenses declined 8.0% from $726,000 in 2002 to $668,000 in the same period of 2003. This is primarily due to continued reduction efforts to attain a level of profitability.

       Net Interest Expense. Interest income represents income earned on the Company's cash and cash equivalents and interest bearing deposits while interest expense represents interest paid under certain liabilities. Net interest expense was $7,000 for the quarter ended June 30, 2003 versus net interest expense of $3,000 for the comparable period of last year. For the six-month periods of 2002 and 2003 the net interest expense remained the same at $15,000.

       Income Taxes. No provision or benefit for federal, state or foreign income taxes was made for any of the periods reported upon due to current earnings being offset by operating loss carryforwards. Due to a strong net income for the year ended December 31, 2002, Flexi recaptured $330,000 of previously recorded valuation allowance against deferred income taxes. Flexi will continue to assess whether further recapture is warranted as the year progresses but none is deemed necessary for the quarter ended June 30, 2003. We have reported only tax losses to date and consequently have approximately $40.3 million and $26.9 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2020, available to offset future taxable income. The utilization of such net operating losses is subject to limitations as a result of ownership changes. The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization and therefore a valuation reserve has been set up for any deferred tax assets. The Company's deferred tax assets at December 31, 2002 were approximately $28.3 million, consisting primarily of net operating loss carryforwards. The Company's benefit of deferred tax assets has been reserved as of December 31, 2002 and June 30, 2003 in the amount of $28.0 million as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Liquidity and Capital Resources

       Since inception, the Company has primarily financed its operations through private placements of its capital stock, issuance of convertible promissory notes and loans, equipment financing and other traditional borrowing arrangements. In addition, in December 1997 Flexi consummated an initial public offering of common stock.

       For the past two years, however, Flexi has funded its operations primarily through cash received from license and other revenues, annual maintenance contracts, and consulting services provided to its clients. Given the critical nature of software to our customers' business, most maintenance contracts are renewed regularly and cancellations are usually due to circumstances beyond our control, such as mergers and acquisitions of Flexi clients with companies that are using a competing product.

       As of June 30, 2003, we had cash and cash equivalents of $1.0 million, an increase of $134,000 from December 31, 2002. Additionally, as of June 30, 2003, we had $287,000 in short-term interest bearing certificates of deposit, an increase of $250,000 from December 31, 2002. The Company's working capital deficit at June 30, 2003 was $1.2 million, compared to a working capital deficit of $1.8 million at December 31, 2002.

       The Company's operating activities resulted in a net cash inflow of $477,000 for the period ended June 30, 2003. The Company's investing activities resulted in a net cash outflow of $17,000 for the period ended June 30, 2003 for purchases of property and equipment. At June 30, 2003, the Company had no material commitments for capital expenditures. During the six months ended June 30, 2003, the Company had net cash outflows from financing activities of $322,000 which was primarily related to payments of certain long-term liabilities.

       Flexi's contractual cash obligations are outlined in the table below including its equipment lease and office rental obligations, as well as payments due under payment terms negotiated with companies for current debt and settlements of payment disputes. These cash obligations were $260,000 for the period ending June 30, 2003 and are expected to amount to approximately $86,000 per month for the twelve-month period of fiscal 2003. Where appropriate, Flexi will seek to negotiate extended payment terms with respect to its financial obligations.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligations and Other	$ 593.6	197.0	213.4	183.2	-
Operating Leases
Other Obligations	1,195.7	552.6	284.8	120.0	238.3
Total Contractual Cash Obligations	$ 1,789.3	749.6	498.2	303.2	238.3

________________________________

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

       Potential Fluctuations in Quarterly Performance; Seasonality. The Company's revenues and operating results have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's licensing transactions and royalty payments from our resellers; the market acceptance of new services, products or product enhancements by the Company or its competitors; product and price competition; the relative proportions of revenues derived from license fees, services and third-party channels; changes in the Company's operating expenses; personnel changes; the timing of the introduction, and the performance of the Company's partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

       The timing, size and nature of individual licensing transactions and royalty payments from our resellers are important factors in the Company's quarterly results of operations. Many such transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable. In addition, the sales cycles associated with these transactions are subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles and customers' internal approval processes. There can be no assurance that the Company will be successful in closing such large transactions on a timely basis or at all. Software license revenues under the Company's license agreements are recognized upon delivery and installation of the product and when all significant contractual obligations have been satisfied. Significant obligations would include future promises of enhancements and/or modification that are essential to the product. Delays in the installation of the Company's software, including potential delays associated with contractual enhancements to the Company's software products, could materially adversely affect the Company's quarterly results of operations. In addition, as the Company derives a significant proportion of total revenues from license revenues, the Company may realize a disproportionate amount of its revenues and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter. Accordingly, delays in product delivery and installation or in the closing of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels.

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

       Risks Associated with Third-Party Channels. The Company addresses certain vertical and geographic markets through its partners for its outsourcing and software business. The Company relies on its third-party channels to provide sales and marketing presence and name recognition, as well as the resources necessary to offer industry-specific financial accounting solutions. Although the Company expects to dedicate significant resources to develop its partners, the Company may not be able to attract and retain qualified firms in its targeted vertical or regional markets. The failure of the Company to maintain its current third-party channels or find other third-party channels, the Company's inability to adequately support such channels, the development of competitive products and services by the Company's third-party channels or the entry by such firms into alliances with competitors of the Company could substantially limit the Company's ability to provide its products and services and, accordingly, have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has attempted to seek partners in distinct vertical markets and distributors in distinct geographic markets, and to manage them in a manner to avoid potential channel conflicts, channel conflicts may develop. Any such conflicts may adversely affect the Company's relationship with third-party channels or adversely affect its ability to develop new channels.

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

Item 4.     Controls and Procedures

       Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures performed by the Company's management, with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer as of the end of the period covered by this report, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

       As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

       There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       The sales tax audit by the State of Connecticut referred to in prior report has been completed and the Company feels that it will not have a material effect on the course of future business.

Item 4. Submission of Matters to a Vote of Security Holders

       (a) The Company held its Annual Meeting of Stockholders on May 16, 2003 (the "Annual Meeting"). There were represented at the meeting in person or by proxy the holders of 14,862,423 shares of Common Stock, $.01 par value per share, of the Company, out of a total of 17,784,185 shares of Common Stock of the Company issued, outstanding and entitled to vote at the meeting.

       (b) Not applicable pursuant to Instruction 3 to Item 4 of Form 10-Q.

       (c) The only matter voted on at the Annual Meeting was the election of one director to serve for a three-year term ending at the Annual Meeting of Stockholders to be held in 2006. The following table sets forth the votes cast for and the shares for which authority to vote was withheld. There were no broker nonvotes.

Nominee	For	Withheld Authority
Robert A. Degan	14,785,024	77,399

       (d) Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

       (a) Exhibits

             31     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer

             32     Section 1350 Certification

       (b) Reports on Form 8-K

             On July 7, 2003, we filed a Current Report on Form 8-K dated June 27, 2003 to report under Item 4 a change in certifying accountants.

             On July 31, 2003, we filed a Current Report on Form 8-K dated July 25, 2003 to report under Items 7 and 12 our second quarter earnings press release.

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
(Principal Executive Officer and Principal Financial Officer)

Date: August 14, 2003

Exhibit 31

Certification
by Chief Executive Officer
and Acting Chief Financial Officer
Pursuant to Rule 13a-14

       I, Stefan R. Bothe, certify that:

       I have reviewed this quarterly report on Form 10-Q of FlexiInternational Software, Inc.;

       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

                   (a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

                   (b)     Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                   (c)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

                   I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                   (a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;

                   (b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:     August 14, 2003

/s/ STEFAN R. BOTHE
Stefan R. Bothe
Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer (Principal executive officer and principal financial officer)

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                   In connection with the Quarterly Report of FLEXIINTERNATIONAL SOFTWARE, INC. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stefan R. Bothe, as Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

                   (1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                   (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By /s/ Stefan R. Bothe

Stefan R. Bothe

August 14, 2003