Form 10-Q
period 2003-09-30
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2003-11-13
CIK 1015464

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

______X_____       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES     EXCHANGE ACT OF 1934.

 For the quarterly period ended September 30, 2003

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

                                                                                 Yes __X__        No ___ __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                               Yes ___ __        No ___X __

As of September 30, 2003, there were 17,784,185 shares of FlexiInternational Software, Inc. Common Stock outstanding.

FLEXIINTERNATIONAL SOFTWARE, INC.
Table of Contents

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets..................................................................................................................................	3
	Consolidated Statements of Operations................................................................................................................	4
	Consolidated Statements of Cash Flows...............................................................................................................	5
	Consolidated Statements of Stockholders’ Deficit..............................................................................................	6
	Notes to Consolidated Financial Statements........................................................................................................	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations......................	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk...........................................................................	14
Item 4.	Controls and Procedures..........................................................................................................................................	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.....................................................................................................................................................	15
Item 6.	Exhibits and Reports on Form 8-K..........................................................................................................................	15

Signature	......................................................................................................................................................................................	16

PART I.     FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

FlexiInternational Software, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2003	2002
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 716	$ 892
Interest bearing deposits	287	37
Accounts receivable, net of allowance for doubtful accounts	875	1,034
Prepaid expenses and other current assets	390	219
TOTAL CURRENT ASSETS	2,268	2,182

Property and equipment at cost, net of accumulated depreciation	212	295
Other assets	392	664

TOTAL ASSETS	$ 2,872	$ 3,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 803	$ 916
Current portion of long-term liabilities	364	611
Deferred revenues	2,268	2,480
TOTAL CURRENT LIABILITIES	3,435	4,007

Long-term liabilities (net of current portion)	585	811
TOTAL LIABILITIES	4,020	4,818

STOCKHOLDERS’ DEFICIT:
Common stock: $.01 par value; 50,000,000 shares authorized; issued and outstanding shares – 17,784,185	178	178
Additional paid-in capital	56,117	56,117
Accumulated deficit	(57,694)	(58,233)
Other accumulated comprehensive income	251	261
TOTAL STOCKHOLDERS’ DEFICIT	(1,148)	(1,677)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 2,872	$ 3,141
See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
REVENUE
Software license	$393	$167	$1,571	$634
Service and maintenance	1,092	1,556	3,298	4,722
Other operating revenue	-	-	357	500
TOTAL REVENUE	1,485	1,723	5,226	5,856

COST OF REVENUE
Software license	11	63	51	145
Service and maintenance	341	465	1,182	1,541
Other operating revenue	-	-	272	-
TOTAL COST OF REVENUE	352	528	1,505	1,686

GROSS PROFIT	1,133	1,195	3,721	4,170

OPERATING EXPENSES
Sales and marketing	361	400	1,153	1,138
Product development	355	405	1,030	1,125
General and administrative	310	258	978	984
TOTAL OPERATING EXPENSES	1,026	1,063	3,161	3,247

OPERATING INCOME	107	132	560	923

Net interest expense	(6)	(10)	(21)	(24)

INCOME BEFORE INCOME TAXES	101	122	539	899
Provision for income taxes	-	-	-	-
NET INCOME	$101	$122	$539	$899

Basic net income per share	$0.01	$0.01	$0.03	$0.05
Weighted average common shares outstanding	17,784	17,784	17,784	17,784

Diluted net income per share	$0.01	$0.01	$0.03	$0.05
Weighted average common shares outstanding	17,784	17,784	17,784	17,784
See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2003	2002
Cash flows from operating activities:
Net income	$539	$899
Non-cash items:
Depreciation and amortization	108	135
Provision for bad debts	154	143

Change in certain assets and liabilities:
Interest bearing deposits	(250)	-
Accounts receivable	5	512
Convertible promissory note	272	-
Prepaid expenses and other assets	(171)	(212)
Accounts payable and accrued expenses	(113)	(175)
Deferred revenue	(212)	(604)
Net cash provided by operating activities	332	698

Cash flows from investing activities-
Purchases of property and equipment	(25)	(24)

Cash flows from financing activities -
Repayments of long-term liabilities	(473)	(126)

Effect of exchange rate changes on cash and cash equivalents	(10)	(14)

Increase (decrease) in cash and cash equivalents	(176)	534
Cash and cash equivalents at beginning of period	892	637
Cash and cash equivalents at end of period	$716	$1,171

Supplemental disclosures:
Interest paid	$26	$37
Income taxes paid	$-	$-
Conversion of convertible promissory note receivable into investment in common stock	$272	$-

See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)
			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2002	17,784,185	$178	$56,117	$(58,233)	$261	$(1,677)
Net Income	-	-	-	539	-	539
Currency Translation Adjustment	-	-	-	-	(10)	(10)
Comprehensive Income	-	-	-	-	-	-
Balance at September 30, 2003	17,784,185	$178	$56,117	$(57,694)	$251	$(1,148)

See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2003 and 2002

(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its wholly owned subsidiary, FlexiInternational Software, Ltd. (collectively “the Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Accordingly, the Company believes that the financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.   Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends FASB statement 123, "Accounting for Stock Based Compensation".  It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation.  It also amends the disclosure provision of FASB statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.  As permitted by SFAS 123 and amended by SFAS 148, the Company continues to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Furthermore, there would have been no material change to net income and/or income per share if the Company had recorded compensation under SFAS 123 during the respective nine-month periods ended September 30, 2003 and 2002.

Note 2—Significant Events

The second quarter 2003 revenues include $357,000 of other operating revenue arising from the Company’s share of the sale of one of its Business Process Outsourcing Partners.  In addition, first quarter 2003 license revenue included $450,000 of one-time revenue related to a settlement with a reseller.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-looking Statements

          In addition to historical information, this Quarterly Report contains forward-looking statements relating to, among other things, our license revenue, service revenue, our outsourcing business, the length of our sales cycle and future expenses.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002.

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

          Our Financial Management Services solution, or FMS, a business process outsourcing (BPO) service, is designed to leverage our suite of accounting products and our expertise in back office processing of accounting data.  We believe that many mid-sized and start-up fast growing companies would benefit substantially from outsourcing their back office accounting processes to enable them to better focus on financial analysis, cash management and the strategic issues of their business.  As part of our BPO sales strategy to expand regional coverage rapidly, we recruit regional resellers of our FMS solution which will pay us a percentage of the fee they collect for using our software and related solutions.  Some resellers will handle the complete BPO service while others will handle the client relationship and Flexi will handle the hosting and accounting aspects of the service.  In 2001, we signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller’s BPO service.  As of December 31, 2002, we opted to exercise our conversion rights under this instrument.  On April 14, 2003, the reseller was acquired by a larger BPO provider.  Flexi was paid $357,000 immediately for its ownership share of the reseller and may realize an additional gain of up to $400,000 if certain earn-out targets are achieved by the reseller over the next two years.  The acquirer of the reseller intends to continue to utilize FlexiFinancials in its BPO enterprise.  According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to double in size over the next three years.  However, we believe the full acceptance of this solution is still several years away.

          We derive our revenue primarily from:

·        royalties paid to us from third parties that distribute our products;

·        noncancellable software license agreements entered into with respect to our products;

·        payment from our BPO Partners for use of products and services;

·        to a lesser extent, third-party products distributed by us; and

·        annual software maintenance agreements entered into with our customers.

Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 17.0% and 21.5% of total revenues for the nine-month periods ended September 30, 2003 and 2002, respectively.   Our international sales generally have the same revenue and cost structure as our domestic sales.  The majority of our international sales are transacted in British pounds sterling, and an increase in the value of the British pound relative to the currency of the country in which we are selling our product could make our products more expensive and potentially less competitive in these markets.  In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses for certain countries, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms.  See “Certain Factors that May Affect Future Operating Results.”

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
REVENUE
Software license	26.5%	9.7%	30.0%	10.8%
Service and maintenance	73.5%	90.3%	63.1%	80.7%
Other operating revenue	-	-	6.9%	8.5%
TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE
Software license	0.7%	3.7%	1.0%	2.5%
Service and maintenance	23.0%	27.0%	22.6%	26.3%
Other operating revenue	-	-	5.2%	-
TOTAL COST OF REVENUE	23.7%	30.7%	28.8%	28.8%
GROSS PROFIT	76.3%	69.3%	71.2%	71.2%
OPERATING EXPENSES
Sales and marketing	24.3%	23.2%	22.0%	19.4%
Product development	23.9%	23.5%	19.8%	19.2%
General and administrative	20.9%	15.0%	18.7%	16.8%
TOTAL OPERATING EXPENSES	69.1%	61.7%	60.5%	55.4%
INCOME FROM OPERATIONS	7.2%	7.6%	10.7%	15.8%
OTHER INCOME (EXPENSE)
Net interest (expense)	(0.4%)	(0.6%)	(0.4%)	(0.4%)
NET INCOME	6.8%	7.0%	10.3%	15.4%

Revenues.  Total revenues decreased 13.8% from $1.7 million for the quarter ended September 30, 2002 to $1.5 million for the quarter ended September 30, 2003.   Total revenues for the nine-month period decreased 10.8% to $5.2 million from $5.9 million.  Software license revenues increased 135.3% to $393,000 in the third quarter of the current year from $167,000 in the comparable period of the prior year.  The prior year nine-month period included $215,000 in one-time revenue related to a settlement with a client while the nine-month period ended September 30, 2003 included a settlement with a reseller which resulted in $450,000 in one-time revenue.  One reseller customer accounted for 73.4% of the software license revenue recognized during the third quarter of the current year.  Our license revenue will remain low in the foreseeable future as we continue to focus on building our BPO service and reseller revenue.

Service and maintenance revenues decreased 30.2%, from $4.7 million for the nine-month period ended September 30, 2002 to $3.3 million for the nine-month period ended September 30, 2003.  This decrease is primarily attributable to a decline in service revenue due to fewer active client implementations.  We do not expect this trend to be reversed until we begin to experience a higher level of new product sales from new product licenses and BPO contracts.

Other revenue for the nine months ended September 30, 2002 is $500,000 from the one-time sale of our rights to the URL dodge.com.  Other revenue for the nine months ended September 30, 2003 of $357,000 arises from the Company’s share of the sale of one of its BPO Partners.

Cost of Revenues.  Our cost of revenues consists substantially of cost of software license revenues and cost of service and maintenance revenues.  Cost of software license revenues consists of the cost of third‑party software products distributed by us and the cost of product media, manuals and shipping.  Cost of service and maintenance revenues consists of the cost of providing consulting, implementation and training to licensees of our products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software.

Cost of software license revenue decreased 82.5%, from $63,000 for the quarter ended September 30, 2002 to  $11,000 for the quarter ended September 30, 2003, and decreased 64.8% from $145,000 for the nine-month period ended September 30, 2002 to $51,000 for the same nine-month period of 2003.  While increases or decreases of cost of software license revenue are directly related to increases or decreases in new license revenue, the percentage of third-party revenue will also impact the cost of software license revenue as third-party revenue has a higher cost component than our own software.  Cost of software license revenues as a percentage of software license revenues decreased to 2.8% for the quarter ended September 30, 2003 from 37.7% for the quarter ended September 30, 2002, and decreased to 3.2% for the nine months ended September 30, 2003 from 22.9% for the same period of 2002.

Cost of service and maintenance revenues decreased 26.7%, from $465,000 for the quarter ended September 30, 2002 to $341,000 for the quarter ended September 30, 2003.  Cost of service and maintenance revenue decreased 23.3% from $1.5 million for the nine-month period ended September 30, 2002 to $1.2 million for the nine-month period ended September 30, 2003.  This nine-month decrease is a result of a reduction in costs due to a lower level of client implementations.

In addition, costs of other operating revenue for the nine-month period ended September 30, 2003 represents $272,000 arising from Flexi’s portion of the sale of one of our Business Process Outsourcing Partners.

        Operating Expenses. Aggregate operating expenses declined 3.5% in the quarter ended September 30, 2003 to $1.0 million, from $1.1 million in the quarter ended September 30, 2002.  Operating expenses declined 2.6% for the nine-month period ended September 30, 2003 to $3.16 million from $3.25 million for the same nine-month period in 2002.   Over the past three years we have focused our efforts on reducing expenses to attain a level of profitability.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for our sales staff.  Sales and marketing expenses decreased 9.8% to $361,000 for the third quarter of 2003 from $400,000 in the comparable period of last year and increased 1.3% for the nine-month period.  The slight increase in sales and marketing expense is attributable to Flexi’s successful efforts to obtain new software license revenues.

Product Development.  Product development expenses include software development costs and consist primarily of engineering personnel costs.  Product development expenses decreased 12.3% to $355,000 for the quarter ended September 30, 2003 from $405,000 for the quarter ended September 30, 2002.  For the nine-month period ended September 30, 2003, these expenses declined 8.4% to $1.0 million from the same nine-month period in 2002.  These decreases in product development expense are due primarily to decreases in development activities.  The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solutions but does not anticipate the need to materially increase its development staff from its current level.

General and Administrative.  General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees.  General and administrative expenses increased 20.2% to $310,000 for the quarter ended September 30, 2003 from $258,000 in the third quarter of fiscal year 2002.  For the nine-month period, these expenses declined 0.6% from $984,000 in 2002 to $978,000 in the same period of 2003.  Flexi continues to closely manage its general and administrative expenses in attaining a level of profitability.

Net Interest Expense.  Interest income represents income earned on the Company’s cash, cash equivalents and interest bearing deposits while interest expense represents interest paid under certain liabilities.  Net interest expense was $6,000 for the quarter ended September 30, 2003 versus net interest expense of $10,000 for the comparable period of last year.  For the nine-month period of 2003, net interest expense was $21,000 and was $24,000 for the same period in 2002.

          Income Taxes.  No provision or benefit for federal, state or foreign income taxes was made for any of the periods reported upon due to current earnings being offset by operating loss carryforwards.  Due to a strong net income for the year ended December 31, 2002, Flexi recaptured $330,000 of previously recorded valuation allowance against deferred income taxes.  Flexi will continue to assess whether further recapture is warranted as the year progresses but none is deemed necessary for the quarter ended September 30, 2003.  We have reported only tax losses to date and consequently have approximately $40.3 million and $26.9 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2020, available to offset future taxable income.  The utilization of such net operating losses is subject to limitations as a result of ownership changes.  The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization and therefore a valuation reserve has been set up for any deferred tax assets.  The Company’s deferred tax assets at December 31, 2002 were approximately $28.3 million, consisting primarily of net operating loss carryforwards.  The Company’s benefit of deferred tax assets has been reserved as of December 31, 2002 and September 30, 2003 in the amount of $28.0 million as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

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

          As of September 30, 2003, total cash and cash equivalents and interest bearing deposits increased by $74,000 from December 31, 2002.  Cash and cash equivalents as of September 30, 2003 was $716,000, a decrease of $176,000 from December 31, 2002.  Interest bearing deposits as of September 30, 2003 was $287,000, an increase of $250,000 from December 31, 2002.    The Company’s working capital deficit at September 30, 2003 was $1.2 million, compared to a working capital deficit of $1.8 million at December 31, 2002.

          The Company’s operating activities resulted in a net cash inflow of $332,000 for the nine-month period ended September 30, 2003.  The Company’s investing activities resulted in a net cash outflow of $25,000 for the period ended September 30, 2003 from the purchases of property and equipment.  At September 30, 2003, the Company had no material commitments for capital expenditures.  During the nine-month period ended September 30, 2003, the Company had net cash outflows from financial activities of $473,000, which was primarily related to payments of certain long-term liabilities.

          Flexi’s contractual cash obligations are outlined in the table below including its equipment lease and office rental obligations, as well as payments due under payment terms negotiated with companies for current debt and settlements of payment disputes.  Flexi has met its negotiated payment terms and lowered its contractual cash obligations from $2.4 million as of December 31, 2002 to $2.0 million as of September 30, 2003.  These cash obligations were $236,000 for the three-month period ended September 30, 2003 and are expected to amount to approximately $77,000 per month for the balance of fiscal 2003.  Where appropriate, Flexi will continue to negotiate extended payment terms with respect to its financial obligations.

Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligation……………………	$ 1,053.1	$ 203.8	$ 425.4	$ 423.9	-
Other Obligations………………………	948.3	406.8	198.2	120.0	$ 223.3
Total Contractual Cash Obligations……	$ 2,001.4	$ 610.6	$ 623.6	$ 543.9	$ 223.3

Certain Factors that May Affect Future Operating Results

          Unproven Market Acceptance of our FMS Solution.  If our FMS Solution does not gain market acceptance, our business will be adversely affected.  The growth of our business will depend largely on the successful implementation of our recently introduced FMS solution.  This solution is an accounting business processing outsource service or BPO, which we anticipate will allow us to leverage our suite of accounting software products and our expertise in back office processing of accounting data.  We expect to derive a portion of our revenues in the future from our BPO service in conjunction with our existing software suites.  If our BPO service does not gain market acceptance, our revenues may decline and our business may be adversely affected.  Factors that may affect the market acceptance of our BPO service, some of which are beyond our control, may include:

·        the growth, acceptance and changing requirements in the BPO industry;

·        the performance, quality and price of our new service and our existing product suites; and

·        the availability, price, quality and performance of competing products and services.

Potential Fluctuations in Quarterly Performance; Seasonality.  The Company’s revenues and operating results have varied substantially from quarter to quarter.  The Company’s quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company’s licensing transactions and closing of sales by our resellers; the market acceptance of new services, products or product enhancements by the Company or its competitors; product and price competition; the relative proportions of revenues derived from license fees, services and third‑party channels; changes in the Company’s operating expenses; personnel changes; the timing of the introduction and the performance of the Company’s partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

The timing, size and nature of individual licensing transactions and closing of sales by our resellers are important factors in the Company’s quarterly results of operations.  Many such transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable.  In addition, the sales cycles associated with these transactions are subject to a number of uncertainties, including customers’ budgetary constraints, the timing of customers’ budget cycles and customers’ internal approval processes.  There can be no assurance that the Company will be successful in closing such large transactions on a timely basis or at all.  Software license revenues under the Company’s license agreements are recognized upon signing of the license agreement if product delivery is assured or notification of the closing of a sale by our resellers.  In addition, as the Company derives a significant proportion of total revenues from license revenues, the Company may realize a disproportionate amount of its revenues and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter.  Accordingly, delays in product delivery or in the closing of sales near the end of a quarter could cause quarterly license revenues, including sales by our resellers, and, to a greater degree, results of operations to fall substantially short of anticipated levels.

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

Due to all of the foregoing factors, the Company believes that period‑to‑period comparisons of its results of operations are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.  The Company’s future revenues and results of operations may vary substantially.  It is also possible that in some future quarter the Company’s results of operations will be below the expectations of public market analysts and investors.  In either case, the price of the Company’s Common Stock could be materially adversely affected.

Dependence on Key Personnel.  The Company’s performance depends substantially on the performance of its Chief Executive Officer, Stefan R. Bothe.  In an effort to reduce its expenses, the Company operated with a limited group of executive officers and key management employees for the past two years.  In addition, the Company reduced personnel in its sales force and product development.  The Company is dependent on its ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team.  The loss of the services of the Company’s executive officer or other key employees could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company maintains a key person insurance policy on Stefan R. Bothe.

Lengthy Sales Cycle.  The Company’s software is often used for business‑critical purposes, and its implementation involves significant capital commitments by customers.  Potential customers generally commit significant resources to an evaluation of available software and require the Company to expend substantial time, effort and money educating potential customers about the value of the Company’s solutions.  Sales of the Company’s software products requires an extensive education and marketing effort throughout a customer’s organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements.  A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor a competing vendor or to delay or forego a purchase.  As a result of these or other factors, the sales cycle for the Company’s products is long, typically ranging between three and nine months.  Due to the length of the sales cycle for its software products, including delays in implementing the Company’s software across several functional and geographic areas of an organization, the Company’s ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company’s business, financial condition or results of operations.

Competition.  The market for the Company’s products and services is intensely competitive and is characterized by rapid change in technology and user needs and the frequent introduction of new products.  In recent quarters, the Company has been observing increasingly aggressive pricing practices and/or unusual terms and conditions offered to customers by its competitors and increasing competition in the middle market from competitors which previously focused principally on larger corporations.  A number of the Company’s competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and its partners and distributors.  In addition, the Company’s partners may develop or offer products and services that compete with the Company’s products and services.  The Company’s partners may give higher priority to the sales of these or other competitive products and services.  The Company may not be able to compete successfully against current and future competitors or competitive pressures faced by the Company could materially adversely affect the Company’s business, financial condition and results of operations.

Risks Associated with Third‑Party Channels.  The Company addresses certain vertical and geographic markets through its partners for its outsourcing and software business.  The Company relies on its third‑party channels to provide sales and marketing presence and name recognition, as well as the resources necessary to offer industry‑specific financial accounting solutions.  Although the Company expects to dedicate significant resources to develop its partners, the Company may not be able to attract and retain qualified firms in its targeted vertical or regional markets.  The failure of the Company to maintain its current third‑party channels or find other third‑party channels, the Company’s inability to adequately support such channels, the development of competitive products and services by the Company’s third‑party channels or the entry by such firms into alliances with competitors of the Company would substantially limit the Company’s ability to provide its products and services and, accordingly, have a material adverse effect on the Company’s business, financial condition and results of operations.  Although the Company has attempted to seek partners in distinct vertical markets and distributors in distinct geographic markets, and to manage them in a manner to avoid potential channel conflicts, channel conflicts may develop.  Any such conflicts may adversely affect the Company’s relationship with third‑party channels or adversely affect its ability to develop new channels.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company’s financial results and conditions, primarily foreign currency exchange rates and interest rates on marketable securities.  The Company does not utilize derivative instruments in managing its exposure to such changes.  The Company does not believe that near-term changes in foreign currency exchange rates or interest rates will have a material effect on its future earnings, fair values or cash flows.

Item 4.        Controls and Procedures

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been effective.

As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fiscal quarter ended September 30, 2003 that has materially affected, or is reasonable likely to affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2003

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

            I am responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

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

                        (b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                        (c)       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

                        I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

                        (a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

                        (b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 13, 2003

By /s/ Stefan R. Bothe
Stefan R. Bothe
Chairman of the Board, President,
Chief Executive Officer and Acting
Chief Financial Officer
(Principal executive officer and principal financial officer)

Exhibit 32

Certification Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of FlexiInternational Software, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stefan R. Bothe, as Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By /s/ Stefan R. Bothe
Stefan R. Bothe

November 13, 2003

