Form 10-K
period 2003-12-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2004-03-30
CIK 1015464

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 000-23453
FLEXIINTERNATIONAL SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	06-1309427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Two Enterprise Drive, Shelton, CT	06484
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 925-3040

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  x      No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  o

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐      No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based upon the closing sales price of Common Stock, par value $0.01 per share, on June 30, 2003 as reported on the OTC Bulletin Board, was approximately $2.0 million.  Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The registrant has no shares of non-voting Common Stock authorized or outstanding.

As of March 1, 2004, Registrant had 17,784,185 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be held on Friday, May 14, 2004 (the “2004 Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2003, are incorporated by reference in Part III of this Report on Form 10-K.  With the exception of the portions of the 2004 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as a part of this Form 10-K.

FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties.  All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements.  When used in this Annual Report on Form 10-K, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  For example, we have made forward-looking statements with respect to our future revenue growth herein.  We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in “Certain Factors that May Affect Future Operating Results” and elsewhere in this Annual Report on Form 10-K.  You should carefully review the risk factors included in our documents filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q.  In addition, from time to time we may also provide oral or written forward-looking statements in other materials we release to the public.  We do not assume any obligation to update any of the forward-looking statements we make.

FLEXIINTERNATIONAL SOFTWARE, INC.

FORM 10-K

2003 ANNUAL REPORT

FlexiFinancials, FlexiLedger, FlexiPayables and FlexiReceivables are registered trademarks, and the Flexi logo, FlexiAnalysis, FlexiASP, FlexiObjects, FlexiWorkFlow, FlexiActiveXControls, FlexiAssets, FlexiCenter, FlexiDB, FlexiDesigner, FlexiDeveloper, FlexiFDW, FlexiInternational, FlexiInventory, FlexiPortal, FlexiProjects, FlexiPurchasing, FlexiSecure, FlexiFRE, FlexiXL, FlexiOpenAccess, Flexi.Com, FlexiQuery, FlexiBatch, FlexiNet, FlexiWriter, justaboutbiz, FlexiDistribute and FlexiTools are trademarks of FlexiInternational Software, Inc.  All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

i

PART I

Item 1.        Business

General

          FlexiInternational Software, Inc., or Flexi or the Company, was organized as a Connecticut corporation in 1990 and reincorporated in Delaware in 1993.  Flexi designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools.  The Flexi solution — composed of FlexiFinancials, Flexi Financial Datawarehouse, or FlexiFDW, FlexiInfoAccess and FlexiTools — is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements.  We sell our software for use in traditional in-house accounting operations as well as through our accounting solution partners.  Flexi sells through two types of accounting solution partners. Our Flexi Industry Partners (FIP) and our Flexi Outsourcing Partners (FOP).  A FIP is typically an industry leading software company which wants to private label all or portions of FlexiFinancials to be seamlessly integrated with its own industry specific solution.  A FOP is typically a company engaged in or planning to engage in business process outsourcing (BPO) which will utilize all or some of FlexFinancials to provide the Finance and Accounting specific BPO service.

          Our FIP and FOP sales strategy is to license our software components to a partner for a fee and receive a royalty for the Flexi portion on the sales of the enterprise solution by our partners.  Additionally, Flexi receives revenue for software enhancements and maintenance agreements from the FIPs.

          In 2001, we signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller’s BPO service.  On April 14, 2003, the reseller was acquired by a larger BPO provider.  Flexi was paid $357,000 immediately for its ownership share of the reseller and may realize an additional gain of up to $400,000 if certain earn-out targets are achieved by the reseller in 2003 and 2004.  The acquirer of the reseller continues to utilize FlexiFinancials in its BPO enterprise.  According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to continue to grow.  However, we believe the full acceptance of this solution is still several years away.

           We derive our revenue primarily from:

·        royalties paid to us from FIPs that distribute our products;

·        noncancellable software license agreements entered into with respect to our products;

·        payment from our FOPs for use of our products and services;

·        to a lesser extent, third-party products distributed by us; and

·        annual software maintenance agreements entered into with our customers.

          Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 17.6%, 20.4% and 19.2% of total revenues for 2003, 2002 and 2001, respectively.   The international sales generally have the same revenue and cost structure as our domestic sales.  The majority of our international sales are transacted in British pounds sterling, and an increase in the value of the British pound relative to the currency of the country in which we are selling our product could make our products more expensive and potentially less competitive in these markets.  In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses for certain countries, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms.  See “Certain Factors that May Affect Future Operating Results.”

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

FlexiFinancials financial accounting solution;

Flexi Financial Datawarehouse “FlexiFDW”; and

FlexiTools development and customized tools.

          The following table provides selected information relating to these core products.  All of our products can operate on a fully integrated basis, can be licensed separately for use on a stand-alone basis or for integration with products from third-party vendors, or can be purchased for use in outsourced environments.

FlexiFinancials	Commercial Introduction	FlexiFDW	Commercial Introduction	FlexiTools	Commercial Introduction

FlexiLedger	1993	FlexiFDW	1998	FlexiControl	1993
FlexiPayables	1994	FlexiFRE	1998	FlexiCenter	1994
FlexiReceivables	1995			FlexiDeveloper	1994
FlexiPurchasing	1996			FlexiDB	1996
FlexiAssets	1997			FlexiDesigner	1996
FlexiProjects	1999			FlexiActiveXControls	1997
				FlexiFIRE FlexiPortal	1998 2003

          FlexiFinancials

•        FlexiLedger.  FlexiLedger, the general ledger module for FlexiFinancials, provides the functionality required for users with sophisticated financial accounting requirements, including the ability to support an unlimited number of currencies including the Euro, multicurrency accounts and multicurrency sets of books; multi-company consolidations; user-defined subledgers; flexible account validation; sophisticated summarization and allocation structure; daily and monthly closing cycles, as well as other normal ledger functions, with levels of security traditionally associated with mainframes.

•        FlexiPayables.  FlexiPayables is an accounts payable module that supports centralized and decentralized accounts payable processing through sophisticated operation and accounting security controls, while supporting the generation of invoices and payment authorizations automatically routed for approval.  Users have the flexibility to establish payment rules, terms for payment, cash management, and expense control and vendor management.

•        FlexiReceivables.  FlexiReceivables is an accounts receivable module that supports automatic cash application, invoice aging and discounts, as well as flexible rules for account group, payment schedule commission and other terms.  It can be easily configured to define multiple account distribution or multiple-company accounting for management of receivables across large organizations.

•        FlexiPurchasing.  FlexiPurchasing is a dynamic purchasing management module that tracks purchases from requisition to purchase order to invoicing, as well as delivery and storage, including data ranging from discount levels to receipt and acceptance of goods.  Users can define, among other items, management approval levels, all relevant report information and payment terms.

•        FlexiAssets.  FlexiAssets is a fixed-asset module for controlling and tracking the physical location of all assets, while providing depreciation calculations on a fully automated basis.  The user can maintain records on an unlimited number of assets.  FlexiAssets permits the user to choose depreciation methods, and to maintain multiple sets of records to satisfy GAAP and federal, state and local property tax reporting requirements.

•        FlexiProjects.  FlexiProjects allows for the management of costs for any type of capital project, whether it's software development, building a new facility, or building improvements.  FlexiProjects stores, tracks and analyzes all project costs and insures that project information is always reconciled with general ledger, purchasing, and other financial data.

Flexi FDW

          The ability to produce in-depth management reports on the various aspects of a business is crucial.  FlexiFDW is a high-performance financial and operational tool for performing analysis with multi-dimensional roll-ups, and drill-down and multi-currency capabilities.  It creates a single repository of financial and operational information for the user.  It processes data according to customer defined accounting and financial rules and offers a unified view of a company’s entire operation, giving the user the information on profitability, risk, and new opportunities.  It provides this visibility through a flexible data model.

FlexiFDW.  FlexiFDW features an open client/server architecture and uses an event-driven model to organize and track information.  It processes, reconciles, standardizes and reports information based on the business or accounting rules established by the user in the Flexi Financial Rules Engine “FlexiFRE” or some other type of rules engine.  FlexiFDW accepts information directly from the user organization's source systems - regardless of their age, complexity, or number.  FlexiFDW is fully Euro compliant.

FlexiFRE. FlexiFRE provides an efficient, effective way to clean, validate, enrich and transform data from an organization's source systems.  It creates a single, standardized layer between front- and back-office source systems and a data warehouse or back-end reporting system.  Just as important, it enables the user to use a graphical interface to build an organization's business logic directly into the data capture process.

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

·        FlexiControl permits users to define and manage system-wide controls, such as security and server-based processing.

·        FlexiDeveloper, FlexiDesigner and FlexiDB provide users with the flexibility to extend Flexi applications and customize the interface and database definitions.  With these tools, customers may add additional fields to any table, modify the attributes of a currently existing database or customize their graphical user interface.  Each customer has a high degree of flexibility regarding screen or menu structure.  Through the revision control feature, subsequent updates may be easily applied without overriding customized modifications.

·        FlexiActiveXControls allows customers to create interfaces between any Windows-based applications supporting COM (Component Object Model) interface and FlexiFinancials modules, as well as to develop custom interfaces for many FlexiFinancials processes using industry standard tools, such as Visual Basic, Internet browser and Microsoft Office applications.

·        FlexiFIRE delivers high performance server-based reporting engine.  The application is extremely flexible in its inquiry capabilities and can be used with all FlexiEnterpriseSuite applications as well as with other relational databases for various software packages.

·        FlexiPortal is a secure, web-based, gateway to organize and present financial information to authorized users via the Internet, anytime, anywhere.  Periodic reports, such as monthly financial statements, account balances, open payables lists, check registers and inquiries can all be viewed inside FlexiPortal.  This eliminates the need to email or download reports and provides instant access to corporate financial information.  Role-based security minimizes the administrative effort to manage user-access and increases control over sensitive financial information.

International Operations

          Flexi has operations based in Middlesex England which supports our clients in Europe, Africa and Asia.    During the years ended December 31, 2003, 2002, and 2001, the Company's international revenues were approximately 17.6%, 20.4%, and 19.2%, of total revenues, respectively.

Customers

          The Company’s customers include a wide range of organizations that require a high level of functionality from their financial accounting software, including banks, insurance companies and other financial services firms, as well as organizations in other industries such as healthcare and technology.  In the year ended December 31, 2003, one customer represented 34.0% of the Company’s total revenues, and in each of the years ended December 31, 2002, and 2001, two customers represented 10% or more of the Company’s total revenues, or an aggregate of 34.2% and 40.6% of total revenues, respectively.   The customers who each made up greater than 10% of the Company’s revenue for the year ended December 31, 2003 was McKesson Information Services and for 2002 and 2001 were Citigroup and McKesson Information Services.

Employees

As of December 31, 2003, the Company had 41 employees, 34 domestically and 7 internationally.

Item 2.        Properties

Flexi is headquartered at Two Enterprise Drive, Shelton, Connecticut 06484, where it leases approximately 9,700 square feet under a lease expiring in June 2008.  In addition, Flexi maintains approximately 2,700 square feet of leased office space in Bonita Springs, Florida, under a lease expiring in December 2004 and 2,300 square feet in London, United Kingdom, under a lease expiring in February 2005.  Flexi believes that its leased space is sufficient for its current operations.

Item 3.        Legal Proceedings

The Company is a party to various disputes and proceedings arising from the ordinary course of general business activities.    Although the final outcome of these matters cannot be determined, we believe that these matters will not seriously harm our business.

Item 4.        Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2003, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 4A.     Executive Officers of the Company

The following individuals are the executive officers of Flexi as of February 2004:

Name	Age	Position

Stefan R. Bothe	55	Chairman of the Board, Chief Executive Officer, President and Acting Chief Financial Officer
Dmitry G. Trudov	30	Chief Technology Officer and Vice President, Software Development
Maureen M. Okerstrom	42	Vice President, USA Sales

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

  Mr. Trudov has served as Chief Technology Officer and Vice President, Software Development responsible for software development, client services, hotline support, quality assurance and MIS since August 2001.  From April 2000 to August 2001, Mr. Trudov served as the Company’s Chief Technology Officer responsible for all technical aspects of the Company including MIS, database support, top-level support for Flexi customers, Company infrastructure and technical input to the development team.  Mr. Trudov also held the positions within the Company of Manager, Technology Services from October 1999 to April 2000, Sales Support Engineer from 1998 to 1999 and Internet Development Engineer/Webmaster and Pre-Sales Technical Engineer from 1996 to 1998.

 Ms. Okerstrom has served as Vice President, USA Sales since January 2003.  She rejoined Flexi in June 2002 as Sales Manager.  She is responsible for Flexi’s direct sales, partnership programs and BPO efforts.  Ms. Okerstrom previously was with Flexi from August 1994 to February 1999 in various sales management positions.  From February 1999 to June 2002 she held the position of Vice President Sales of Alerio Corporation and then Vice President, Sales of Adivio Corporation, a spin-off of Alerio Corporation.  Ms. Okerstrom has also held sales positions and sales management positions at IBM and Platinum Software.

Each officer serves at the discretion of the Board of Directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal.  With the exception of Mr. Bothe and Jennifer V. Cheng, a director of the Company, who are husband and wife, there are no family relationships among any of the executive officers or directors of the Company.

PART II

Item 5.        Market for the Company’s Common Equity and Related Stockholder Matters

          The Company’s Common Stock was traded on the Nasdaq National Market under the symbol FLXI from December 12, 1997, the first trading day after the Company’s initial public offering was declared effective, through October 5, 1999, when, as a result of the Company’s delisting from the Nasdaq National Market, the stock began trading on the OTC Bulletin Board under the symbol FLXI.OTC.   The following table lists the high and low closing sales price for the Company’s Common Stock on the OTC bulletin board for the periods indicated:

Fiscal Year ended December 31, 2002(1)	High	Low

First Quarter	$0.09	$0.06
Second Quarter	$0.10	$0.06
Third Quarter	$0.09	$0.05
Fourth Quarter	$0.09	$0.05
Fiscal Year ended December 31, 2003(1)	High	Low

First Quarter	$0.09	$0.05
Second Quarter	$0.14	$0.08
Third Quarter	$0.25	$0.10
Fourth Quarter	$0.30	$0.15

___________

(1)      The high and low prices may represent over-the-counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

          As of March 1, 2004, the approximate number of holders of record of the Company’s Common Stock was 143.  The number of holders of record of the Company’s Common Stock differs from the number of beneficial owners of such Common Stock because a significant number of shares are held by depositories, brokers and other nominees.

          The Company has never declared or paid any cash dividends on its capital stock.  The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future.  Payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,549,912	$0.79	2,375,000
Equity compensation plans not approved by security holders	—	—	—

Item 6.        Selected Historical Consolidated Financial Data

          The following selected historical consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

          The selected historical consolidated financial data presented below as of December 31, 2003, 2002, 2001, 2000, and 1999, and for the years then ended, are derived from the consolidated financial statements of Flexi, which for 2003 have been audited by Kingery, Crouse & Hohl, P.A, for 2002 and 2001 by Hill, Barth & King, LLC, and for 2000 and 1999 by Deloitte & Touche LLP, independent certified public accountants.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues
Software license	$1,888	$839	$2,917	$4,112	$3,385
Service and maintenance	4,595	6,119	6,598	8,324	12,169
Other operating revenue	357	500	-	-	-
Total revenues	6,840	7,458	9,515	12,436	15,554
Cost of revenues:
Software license	58	155	684	636	586
Service maintenance	1,565	1,953	2,308	3,956	7,491
Other operating revenue	272	-	-	-	-
Total cost of revenues	1,895	2,108	2,992	4,592	8,077
Gross Profit	4,945	5,350	6,523	7,844	7,477
Operating expenses:
Sales and marketing	1,604	1,591	2,552	1,632	5,919
Product development	1,322	1,439	1,616	2,689	6,887
General and administrative	1,279	1,379	2,847	3,365	7,153
Goodwill impairment	-	-	862	-	4,224
Restructuring charge	-	-	-	-	1,824
Total operating expenses	4,205	4,409	7,877	7,686	26,007
Operating income (loss)	740	941	(1,354)	158	(18,530)
Net interest income (expense)	(72)	(27)	(29)	(1)	49
Income (loss) before income taxes	668	914	(1,383)	157	(18,481)
Income tax benefit	(160)	(330)	-	-	-
Net income (loss)	$828	$1,244	($1,383)	$157	($18,481)
Income (loss) per share:
Basic	$0.05	$0.07	($0.08)	$0.01	($1.06)
Diluted	$0.04	$0.07	($0.08)	$0.01	($1.06)
Weighted average shares:
Basic	17,784	17,784	17,713	17,669	17,414
Diluted	18,233	17,784	17,713	17,669	17,414

	December 31,
	2003	2002	2001	2000		1999
	(in thousands, except per share data)

Balance Sheet Data:
Cash and cash equivalents	$832	$892	$600	$1,389		$1,874
Marketable securities	-	-	-	108	(1)	-
Working capital (deficit)	(904)	(1,604)	(2,648)	(3,304)		(5,197)
Total assets	3,029	3,141	3,411	6,623		12,072
Stockholders’ equity (deficit)	(892)	(1,677)	(2,887)	(1,515)		(1,918)

_____________

(1) Marketable securities are restricted.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  This item contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements.  Factors which could cause actual results to differ materially include those set forth under “Certain Factors that May Affect Future Operating Results” commencing on page 14, as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K.

Overview

          FlexiInternational Software, Inc., or Flexi or the Company, was organized as a Connecticut corporation in 1990 and reincorporated in Delaware in 1993.  Flexi designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools.  The Flexi solution — composed of FlexiFinancials, Flexi Financial Datawarehouse, or FlexiFDW, FlexiInfoAccess and FlexiTools — is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements.  We sell our software for use in traditional in-house accounting operations as well as through our accounting solution partners.  Flexi sells through two types of accounting solution partners—Flexi Industry Partners (FIP) and Flexi Outsourcing Partners (FOP).

          A FIP is typically an industry leading software company which wants to private label all or portions of FlexiFinancials to be seamlessly integrated with its own industry specific solution. The FIP partner will be able to outsource its accounting software development and expertise to Flexi, focus on its core competency which is its industry expertise and gain access to a robust and competitive accounting and financial expertise without the ongoing investment in the development required to keep the products competitive.  Flexi will also add industry specific functions to its software for its partners.  At the same time Flexi can leverage the partner’s sales force and expertise to gain access to an industry where the industry specific solution rather than the accounting software leads the deal.

          A FOP is typically a company engaged in or planning to engage in business process outsourcing (BPO) for finance and accounting which will utilize all or some of FlexiFinancials to provide the finance and accounting specific BPO service.  The FOP will gain access to the accounting software and infrastructure necessary to offer BPO services for accounting while it continues to focus on people management and back office accounting skills required to offer such outsourced solutions.  Flexi will be able to leverage its skills and technology expertise into the BPO market while focusing on its core competency of development of accounting solutions and technology.

          Our FIP and FOP sales strategy is to license our software components to a partner for a fee and receive a royalty for the Flexi portion on the sales of the enterprise solution by our partners.  Additionally, Flexi receives revenue for software enhancements and maintenance agreements from the FIP’s.

          In 2001, we signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller’s BPO service.  On April 14, 2003, the reseller was acquired by a larger BPO provider.  Flexi was paid $357,000 immediately for its ownership share of the reseller and may realize an additional gain of up to $400,000 if certain earn-out targets are achieved by the reseller in 2003 and 2004.  The acquirer of the reseller intends to continue to utilize FlexiFinancials in its BPO enterprise.  According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to continue to grow.  However, we believe the full acceptance of this solution is still several years away.

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

Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 17.6%, 20.4% and 19.2% of total revenues for 2003, 2002 and 2001, respectively.   The international sales generally have the same revenue and cost structure as our domestic sales.  The majority of our international sales are transacted in British pounds sterling, and an increase in the value of the British pound relative to the currency of the country in which we are selling our products could make our products more expensive and potentially less competitive in these markets.  In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses for certain countries, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms.  See “Certain Factors that May Affect Future Operating Results.”

Critical Accounting Policies

          Our significant accounting policies are more fully described in Note B to our Consolidated Financial Statements.  However, certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require the application of significant judgment by our management.  As a result, these policies are subject to an inherent degree of uncertainty.  In applying these policies, the Company’s management uses its judgment in making certain assumptions and estimates.  Our critical accounting policies include:

·        Revenue Recognition:  Flexi recognizes license revenue upon shipment, outsourcing and consulting services revenue when they are performed, and annual maintenance contracts revenue on a prorated monthly basis over the term of the contract.  However, revenues on all software license transactions in which there are significant outstanding obligations are not recognized until such obligations are fulfilled.  Significant obligations would include future promises of enhancements and/or modifications that are essential to the product.  Software license royalties earned through our indirect sales channel are recognized as such fees are reported to us.  Revenues for maintaining, supporting and providing periodic upgrading are deferred and recognized ratably over the maintenance period, which is generally one year.  We do not require collateral for our receivables, and reserves are maintained for potential losses.

·        Product Development: Flexi charges all of its product development expenses to operations in the period incurred.  In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, Flexi, during the software development phase, evaluates the technological feasibility of its various products.  The time period during which costs could be capitalized, from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations.

·        Foreign Revenue and Expenses: Flexi translates foreign revenue and expenses into U.S. dollars at an average exchange rate.

·        Cash Balances: Flexi maintains its cash balances in financial institutions and invests excess cash in short-term interest bearing instruments.

·        Long lived assets: Flexi evaluates periodically its long lived assets for impairment.  Property and equipment is stated at cost less accumulated depreciation.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	Years Ended December 31,
	2003	2002	2001
Statement of Operations Data:
Revenues
Software License	27.60%	11.20%	30.70%
Service and maintenance	67.20%	82.10%	69.30%
Other operating revenue	5.20%	6.70%	-
Total revenues	100.00%	100.00%	100.00%
Cost of revenues:
Software license	0.80%	2.10%	7.20%
Service and maintenance	22.90%	26.20%	24.20%
Other operating revenue	4.00%	-	-
Total cost of revenues	27.70%	28.30%	31.40%
Gross Profit	72.30%	71.70%	68.60%
Operating expenses:
Sales and marketing	23.50%	21.30%	26.80%
Product development	19.30%	19.30%	17.00%
General and administrative	18.70%	18.40%	29.90%
Goodwill impairment	-	-	9.10%
Total operating expenses	61.50%	59.00%	82.80%
Operating income (loss)	10.80%	12.70%	(14.20%)
Net interest income (expense)	(1.00%)	(0.40%)	(0.30%)
Income (loss) before income taxes	9.80%	12.30%	(14.50%)
Income tax benefit	(2.30%)	(4.40%)	-
Net income (loss)	12.10%	16.70%	(14.50%)

______________

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.  Total revenues, consisting of software license revenues, service and maintenance revenues and other operating revenue, decreased 8.2%, from $7.5 million for the year ended December 31, 2002 to $6.8 million for the year ended December 31, 2003.  Domestic revenues, those derived from sales in the U.S. decreased 5.1% from $5.9 million for the year ended December 31, 2002 to $5.6 million for the year ended December 31, 2003.  International revenues, those derived from sales outside of the U.S., decreased 20.0% from $1.5 million for the year ended December 31, 2002 to $1.2 million for the year ended December 31, 2003.

Software license revenues increased 125%, from $0.8 million for the year ended December 31, 2002 to $1.9 million for the year ended December 31, 2003.  The increase is primarily due to an increase in royalties from our resellers and new license activity with respect to our products.

Service and maintenance revenues decreased 24.9%, from $6.1 million for the year ended December 31, 2002 to $4.6 million for the year ended December 31, 2003.  The decrease was attributable primarily to lower service revenue due to fewer active implementations of our products in 2003.

Other operating revenue for the year ended December 31, 2003 is $357,000 arising from the Company’s share of the sale of one of its BPO Partners.

Cost of Revenues.  The Company’s cost of revenues consists of cost of software license revenues, cost of service and maintenance revenues and cost of other operating revenue.  Cost of software license revenues consists primarily of the cost of third‑party software products distributed by the Company and the cost of product media, manuals and shipping.  Cost of service and maintenance revenues consists of the cost of providing consulting, implementation and training to licensees of the Company’s products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software.

          Cost of software license revenues decreased 62.3%, from $155,000 for the year ended December 31, 2002 to $58,000 for the year ended December 31, 2003.  Cost of software license revenues as a percentage of software license revenues decreased from 18.5% for the year ended December 31, 2002 to 3.1% for the year ended December 31, 2003.  The decrease in cost of revenues in dollars was primarily due to a decrease in new software activations requiring third‑party software products distributed by the Company.  The decrease in cost of revenue as a percentage of software license revenues was primarily due to a decrease in the proportion of third-party products sold as a percentage of total license fees.

Cost of service and maintenance revenues decreased 20.0%, from $2.0 million for the year ended December 31, 2002 to $1.6 million for the year ended December 31, 2003.  The decrease of such costs resulted primarily from reduced staffing levels in the consulting organization, as the costs of this organization were reduced to a level consistent with anticipated revenues.  Cost of service and maintenance revenues as a percentage of service and maintenance revenues increased from 32.0% for the year ended December 31, 2002 to 34.0% for the year ended December 31, 2003, due to an alignment of costs to anticipated revenues (see “Revenues” above and “Restructuring” below).

Costs of other operating revenue for the year ended December 31, 2003 represents $272,000 arising from Flexi’s portion of the sale of one of our Business Process Outsourcing Partners.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for direct sales offices.  Sales and marketing expenses remained constant at $1.6 million for the years ended December 31, 2002 and 2003.  Sales and marketing expenses as a percentage of total revenues increased from 21.3% for the year ended December 31, 2002 to 23.45% for the year ended December 31, 2003.  The slight increase is due to the decreases in revenue described above.  The Company believes its current sales and marketing operations are organized to generate new revenue.

Product Development.  Product development expenses include software development costs and consist primarily of engineering personnel costs.  The Company has made significant investments in product development in the past several years to bring its suite of component‑based, object‑oriented financial accounting products to market.

Product development expenses decreased 8.1%, from $1.4 million for the year ended December 31, 2002 to $1.3 million for the year ended December 31, 2003.  Product development expenses as a percentage of total revenues remained constant at 19.3% for the years ended December 31, 2002 and 2003.  This decrease in product development expense was due primarily to maintaining a “standard level” of product development staffing with decreasing revenue.  The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solution, but does not anticipate the need to materially increase its development staff from its current levels.

General and Administrative.  General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, amortization of goodwill and outside professional fees.  General and administrative expenses decreased 7.2%, from $1.4 million for the year ended December 31, 2002 to $1.3 million for the year ended December 31, 2003 due to reductions in administrative staffing.  General and administrative expenses as a percentage of total revenues increased from 18.4% for the year ended December 31, 2002 to 18.7% for the year ended December 31, 2003.

Interest Income and Interest Expense.  Interest income represents income earned on the Company’s cash and cash equivalents.  Net interest expense increased from $27,000 for the year ended December 31, 2002 to $72,000 for the year ended December 31, 2003 due to a payoff of capital equipment leases. The net amount represents interest expense on capital equipment leases less interest income on investable cash balances.

          Income Taxes.  Due to positive net income for the years ended December 31, 2003 and 2002, and projected net income for the foreseeable future, Flexi recorded deferred tax benefits of $381,000 and $330,000 in 2003 and 2002, respectively.  The deferred tax benefit recorded in 2003 was partially offset by a provision of $221,000 that was recognized for 2003.   No provision or benefit for federal, state or foreign income taxes was made for the year ended December 31, 2001 due to the operating losses incurred in the period.  Except for 2003, the Company has reported tax losses to date and consequently has approximately $39.8 million and $27.0 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2021, available to offset future taxable income.  The utilization of such net operating losses is subject to limitations as a result of ownership changes.  The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization.  The Company’s deferred tax assets at December 31, 2003 were $27.9 million, consisting primarily of net operating loss carryforwards.  The Company’s benefit of deferred tax assets has been reserved as of December 31, 2003 in the amount of $27.4 million as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.  Total revenues, consisting of software license revenues, service and maintenance revenues and other operating revenue, decreased 21.6%, from $9.5 million for the year ended December 31, 2001 to $7.5 million for the year ended December 31, 2002.  Domestic revenues, those derived from sales in the U.S. decreased 22.8% from $7.7 million for the year ended December 31, 2001 to $5.9 million for the year ended December 31, 2002.  International revenues, those derived from sales outside of the U.S., decreased 16.8% from $1.8 million for the year ended December 31, 2001 to $1.5 million for the year ended December 31, 2002.

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

Cost of Revenues.  The Company’s cost of revenues consists of cost of software license revenues and cost of service and maintenance revenues.  Cost of software license revenues consists primarily of the cost of third‑party software products distributed by the Company and the cost of product media, manuals and shipping.  Cost of service and maintenance revenues consists of the cost of providing consulting, implementation and training to licensees of the Company’s products and the cost of providing software maintenance to customers, technical support services and periodic upgrades of software.

          Cost of software license revenues decreased 77.3%, from $684,000 for the year ended December 31, 2001 to $155,000 for the year ended December 31, 2002.  Cost of software license revenues as a percentage of software license revenues decreased from 23.4% for the year ended December 31, 2001 to 18.5% for the year ended December 31, 2002.  The decrease in cost of revenues in dollars was primarily due to a decrease in new software activations requiring third‑party software products distributed by the Company.  The decrease in cost of revenue as a percentage of software license revenues was primarily due to a decrease in the proportion of third-party products sold as a percentage of total license fees.

Cost of service and maintenance revenues decreased 15.4%, from $2.3 million for the year ended December 31, 2001 to $2.0 million for the year ended December 31, 2002.  The decrease of such costs resulted primarily from reduced staffing levels in the consulting organization, as the costs of this organization were reduced to a level consistent with anticipated revenues.  Cost of service and maintenance revenues as a percentage of service and maintenance revenues decreased from 35.0% for the year ended December 31, 2001 to 32.0% for the year ended December 31, 2002, due to the aforementioned alignment of costs to anticipated revenues (see “Revenues” above and “Restructuring” below).

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

Product Development.  Product development expenses include software development costs and consist primarily of engineering personnel costs.  The Company has made significant investments in product development in the past several years to bring its suite of component‑based, object‑oriented financial accounting products to market.

Product development expenses decreased 11.0%, from $1.6 million for the year ended December 31, 2001 to $1.4 million for the year ended December 31, 2002.  Product development expenses as a percentage of total revenues increased from 17.0% for the year ended December 31, 2001 to 19.3% for the year ended December 31, 2002.  This decrease in product development expense was due primarily to maintaining a “standard level” of product development staffing with decreasing revenue.  The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solution, but does not anticipate the need to materially increase its development staff from its current levels.

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

Goodwill Impairment.  During September 2001 management conducted a periodic impairment assessment of the intangible assets resulting from The Dodge Group acquisition.  As a result of that review, expected future revenue and cash flows from the acquired business were revised downward significantly, causing the impairment of goodwill.  Management concluded that an impairment had occurred with the goodwill and an $862,000 write down of goodwill to a zero carrying value was recorded in the third quarter of 2001.

Interest Income and Interest Expense.  Interest income represents income earned on the Company’s cash and cash equivalents.  Net interest expense decreased slightly from $29,000 for the year ended December 31, 2001 to $27,000 for the year ended December 31, 2002 and represents interest expense on capital equipment leases less interest income on investable cash balances.

          Income Taxes.  Due to a strong net income for the year ended December 31, 2002, Flexi recaptured $330,000 of previously recorded valuation allowance against deferred income taxes.  No provision or benefit for federal, state or foreign income taxes was made for the year ended December 31, 2001 due to the operating losses incurred in the period.  Except for 2003, the Company has reported tax losses to date and consequently has approximately $40.3 million and $27.0 million of U.S. and foreign net operating loss carryforwards, respectively, which expire during the years 2005 through 2021, available to offset future taxable income.  The utilization of such net operating losses is subject to limitations as a result of ownership changes.  The annual limitation and the timing of attaining profitability will result in the expiration of net operating loss carryforwards before utilization.  The Company’s deferred tax assets at December 31, 2002 were $28.3 million, consisting primarily of net operating loss carryforwards.  The Company’s benefit of deferred tax assets has been reserved as of December 31, 2002 in the amount of $28.0 million as the realization of deferred taxes is dependent on future events and earnings, if any, the timing and extent of which are uncertain.

Liquidity and Capital Resources

Since inception, the Company has primarily financed its operations through private placements of its capital stock, issuance of convertible promissory notes and loans, equipment financing and other traditional borrowing arrangements.  In addition, in December 1997 Flexi consummated an initial public offering of common stock.

For the past three years, however, Flexi has funded its operations primarily through cash received from license and royalty revenues, annual maintenance contracts, and consulting services provided to its clients.  Maintenance fees represented approximately 51% of the cash resources of the Company for fiscal 2003 and are expected to average $227,000 per month in 2004.  Given the critical nature of software to our customers’ business, most maintenance contracts are renewed regularly and cancellations are usually due to circumstances such as mergers and acquisitions of Flexi clients with companies that are using a competing product.  For instance, Flexi was notified in 2002 that due to its client Citibank’s merger with the Travelers, Citibank intends to move to another accounting solution as part of its strategic plan.  The loss of Citibank as a customer negatively impacted Flexi’s maintenance revenues by $142,000 in 2002 and by $995,000 in 2003.

As of December 31, 2003, the Company had cash and cash equivalents and interest bearing deposits of $1.1 million, an increase of $190,000 from December 31, 2002.  The Company’s working capital deficit at December 31, 2003 was $0.9 million, compared to a working capital deficit of $1.6 million at December 31, 2002.

          The Company’s operating activities resulted in net cash inflow of $0.6 million for the year ended December 31, 2003 which was the result of maintaining sales levels while managing cost levels.  The Company’s investing activities resulted in net cash outflows of $35,000 for the year ended December 31, 2003, which was primarily related to the purchase of property and equipment.  At December 31, 2003, the Company had no material commitments for capital expenditures.  During the year ended December 31, 2003, the Company had net cash outflows from financing activities of $0.6 million, which was primarily related to payments of capital lease obligations and repayments of debt.

          Flexi’s contractual cash obligations are outlined in the table below including its equipment lease and office rental obligations, as well as payments due under payment terms negotiated with companies for current debt and settlements of payment disputes.  These cash obligations are expected to amount to approximately $53,000 per month for fiscal 2004.  Where appropriate, Flexi will seek to negotiate extended payment terms with respect to its financial obligations.

Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligation	$ 736.0	$ 231.1	$ 277.0	$ 227.9

Other Obligations	1,081.4	399.3	244.2	120.0	317.8

Total Contractual Cash Obligations	$ 1,817.4	$ 630.4	$ 521.2	$ 347.9	$ 317.8

          During the year ended December 31, 2003, the Company has not engaged in:

·        material off-balance sheet activities, including the use of structured finance or special purpose entities;

·        trading activities in non-exchange traded contracts; or

·        transactions with persons or entities that benefit from their non-independent relationship with the Company.

Certain Factors that May Affect Future Operating Results

Accumulated Deficit; Net Losses.  The Company had an accumulated deficit of  $57.4 million at December 31, 2003 and a net income of $0.8 million for the year ended December 31, 2003, earned a net income of $1.2 million in 2002, and incurred a net loss of $1.4 million during 2001.  Since inception in 1990, the Company has only been profitable for all four quarters in 2003 and 2002, three quarters during the year 2001, the full year of 2000 and during the last two quarters of 1997.  There can be no assurance that the Company will achieve profitability on a consistent basis, or at all in the future.  As of December 31, 2003, management of the Company evaluated the positive and negative evidence impacting the realizability of its deferred tax assets, which consist principally of net operating loss carryforwards.  Management has considered the history of losses and concluded that, as of December 31, 2003, it is more likely than not that the Company will not generate sufficient taxable income prior to the expiration of the net operating losses during the years 2005 through 2021.  Accordingly, the Company has recorded a nearly full valuation allowance for its deferred tax assets at December 31, 2003.

          If our FOP Solution does not gain market acceptance, our business will be adversely affected.  If our FOP Solution does not gain market acceptance, our business will be adversely affected.  The growth of our business will depend largely on the successful implementation of our recently introduced FOP solution.  This solution is a business processing outsource service or BPO, which we anticipate will allow us to leverage our suite of accounting software products and our expertise in back office processing of accounting data.  We expect to derive a portion of our revenues in the future from our BPO service in conjunction with our existing software suites.  If our FOP solution does not gain market acceptance, our revenues may decline and our business may be adversely affected.  Factors that may affect the market acceptance of our BPO service, some of which are beyond our control, may include:

the growth, acceptance and changing requirements in the BPO industry;

the performance, quality and price of our new service and our existing product suites; and

the availability, price, quality and performance of competing products and services.

Potential Fluctuations in Quarterly Performance; Seasonality.  The Company’s revenues and operating results have varied substantially from quarter to quarter.  The Company’s quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company’s licensing transactions and closing of sales by our resellers; the market acceptance of new services, products or product enhancements by the Company or its competitors; product and price competition; the relative proportions of revenues derived from license fees, services and third‑party channels; changes in the Company’s operating expenses; personnel changes; the timing of the introduction and the performance of the Company’s Flexi Industry Partners; foreign currency exchange rates; and fluctuations in economic and financial market conditions.

The timing, size and nature of individual licensing transactions and closing of sales by our resellers are important factors in the Company’s quarterly results of operations.  Many such transactions involve large dollar amounts, and the sales cycles for these transactions are often lengthy and unpredictable.  In addition, the sales cycles associated with these transactions are subject to a number of uncertainties, including customers’ budgetary constraints, the timing of customers’ budget cycles and customers’ internal approval processes.  There can be no assurance that the Company and its partners will be successful in closing such large transactions on a timely basis or at all.  Software license revenues under the Company’s license agreements are recognized upon signing of the license agreement if product delivery is assured or notification of the closing of a sale by our resellers   In addition, as the company derives a significant proportion of total revenues from license revenues, the Company may realize a disproportionate amount of its revenues and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter.  Accordingly, delays in product delivery and installation or in the closing of sales near the end of a quarter could cause quarterly license revenues, including sales by our resellers, and, to a greater degree, results of operations to fall substantially short of anticipated levels.

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

Lengthy Sales Cycle.  The Company’s software is often used for business‑critical purposes, and its implementation involves significant capital commitments by customers.  Its or its partners potential customers generally commit significant resources to an evaluation of available software and require the Company and its partners to expend substantial time, effort and money educating potential customers about the value of the Company’s solutions.  Sales of the Company’s software products requires an extensive education and marketing effort throughout a customer’s organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements.  A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor a competing vendor or to delay or forego a purchase.  As a result of these or other factors, the sales cycle for the Company’s products is long, typically ranging between three and nine months.  Due to the length of the sales cycle for its software products, including delays in implementing the Company’s software across several functional and geographic areas of an organization, the Company’s ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company’s business, financial condition or results of operations.

Product Concentration.  To date, substantially all of the Company’s revenues have been attributable to the licensing of its FlexiFinancials, FlexilnfoAccess and FlexiTools financial accounting products and the provision of consulting, training and software installation services in connection therewith.  Although Flexi is working to implement its BPO service, the Company currently expects that the royalties from licensing of its financial accounting software, and the provision of related services, will account for a substantial portion of its revenues in the near future.  As a result, factors adversely affecting the pricing of or demand for such products and services, such as competition or technological change, could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company’s future financial performance will depend, in significant part, on the continued market acceptance of the Company’s existing products and the successful development, introduction and customer acceptance of new and enhanced versions of its software products and services.  There can be no assurance that the Company will be successful in developing and marketing its financial accounting products.

Rapid Technological Change and Evolving Market.  The market for the Company’s products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete or less competitive.  As a result, the Company’s position in the financial applications software market could erode rapidly due to unforeseen changes in the features and functionality of competing products, as well as the pricing models for such products.  The Company’s future success will depend in part upon the widespread adoption of object‑oriented, component‑based standards and the development of the Internet as a viable commercial marketplace, as well as the Company’s ability to enhance its existing products and services and to develop and introduce new products and services to meet changing customer requirements.  The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies.  In addition, the Company has on occasion experienced delays in the scheduled release of software products or the porting of such products to specific platforms or configurations.  There can be no assurance that an object‑oriented, component‑based standards will be adopted, or that the Company will successfully complete the development of new products in a timely fashion or that the Company’s current or future products will satisfy the needs of potential customers.

Concentration of Customers.  Historically, a limited number of customers have accounted for a significant percentage of the Company’s revenues in each year.  In the year ended December 31, 2003, one customer represented 34% of the Company’s total revenues and in each of the years ended December 31, 2002, and 2001, two customers represented 10% or more of the Company’s total revenues, or an aggregate of 34.2% and 40.6% of total revenues, respectively.   The customers who each made up greater than 10% of the Company’s revenue for the year ended December 31, 2003 was McKesson Information Services and for 2002 and 2001 were Citigroup and McKesson Information Services.  The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenues from a small number of customers.  The failure of the Company to enter into a sufficient number of licensing agreements during a particular period could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Potential for Product Liability.  The Company’s license agreements with its customers typically contain provisions designed to limit the Company’s exposure to potential product liability claims.  It is possible, however, that the limitation of liability provisions contained in the Company’s license agreements may not be effective under the laws of certain jurisdictions.  The sale and support of products by the Company and its partners may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future.  The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its products and services.  Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages.  The Company maintains general liability insurance coverage, including coverage for errors or omissions.  However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.  The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company’s insurance policies, including premium increases or the imposition of large deductible or co‑insurance requirements, could have a material adverse effect on the Company’s business, financial condition and results of operations.  Furthermore, litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to the Company and divert management’s attention from the Company’s operations.  Any product liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company has included security features in its products that are intended to protect the privacy and integrity of customer data.  Despite the existence of these security features, the Company’s software products may be vulnerable to break‑ins and similar disruptive problems.  Such computer break‑ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the Company’s customers, which may result in loss of or delay in market acceptance of the Company’s products.  Addressing these evolving security issues may require significant expenditures of capital and resources by the Company, which may have a material adverse effect on the Company’s business, financial condition or results of operations.

Software Errors or Bugs.  The Company’s software products are highly complex and sophisticated and could from time to time contain design defects or software errors that could be difficult to detect and correct.  Although the Company has not experienced material adverse effects resulting from any software errors, bugs or viruses, there can be no assurance that, despite testing by the Company and its customers, errors will not be found in new or existing products, which errors could result in a delay in or inability to achieve market acceptance and thus could have a material adverse impact upon the Company’s business, financial condition and results of operations.

Limited Protection of Proprietary Rights.  The Company’s success is heavily dependent upon its proprietary technology.  The Company relies on a combination of copyright, trademark and trade secret laws and license agreements to establish and protect its rights in its software products and other proprietary technology.  In addition, the Company currently requires its employees and consultants to enter into nondisclosure agreements to limit use of, access to and distribution of its proprietary information.  There can be no assurance that the Company’s means of protecting its proprietary rights in the United States or abroad will be adequate to prevent misappropriation.  Also, despite the steps taken by the Company to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of the Company’s products, reverse engineer such products, develop similar technology independently or obtain and use information that the Company regards as proprietary.

In the future, the Company may receive notice of claims of infringement of other parties’ proprietary rights.  Although the Company does not believe that its products infringe the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertions or prosecutions will not materially adversely affect the Company’s business, financial condition or results of operations.

Dependence on Third‑Party Technology.  The Company’s proprietary software is currently designed, and may in the future be designed, to work on or in conjunction with certain third‑party hardware and/or software products.  If any of these current or future third‑party vendors were to discontinue making their products available to the Company or to licensees of the Company’s software or to increase materially the cost for the Company or its licensees to acquire, license or purchase the third‑party vendors’ products, or if a material problem were to arise in connection with the ability of the Company to design its software to properly use or operate with any third‑party hardware and/or software products, the Company may be required to identify additional sources for such products.  In such an event, interruptions in the availability or functioning of the Company’s software and delays in the introduction of new products and services may occur until equivalent technology is obtained.  There can be no assurance that an alternative source of suitable technology would be available or that the Company would be able to develop an alternative product in sufficient time or at a reasonable cost.  The failure of the Company to obtain or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Risks Associated with International Operations.  The Company’s international sales represented approximately 17.6%, 20.4%, and 19.2% of total revenues during 2003, 2002, and 2001, respectively.  The Company’s international presence increased by virtue of its acquisition of The Dodge Group.  As a result of the acquisition the Company now has an office in London and distributors in Hong Kong and Japan.  There can be no assurance that the Company will be able to maintain or increase international market demand for the Company’s products and services.  The Company’s international sales are generally denominated in British pounds. An increase in the value of the British pound relative to foreign currencies could make the Company’s products more expensive and, therefore, potentially less competitive in those markets.  Currently, the Company does not employ currency-hedging strategies to reduce this risk.  In addition, the Company’s international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non‑tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights.  There can be no assurance that such factors will not have a material adverse effect on the Company’s future international sales and, consequently, on the Company’s business, financial condition or results of operations.

          Risks Associated with the European Monetary Union (“EMU”).  The Company's internal business information systems are comprised of the same commercial application software products generally offered for license by the Company to end user customers.  The Company’s latest software release contains EMU functionality that allows for dual currency reporting and information management.  The Company is not aware of any material operational issues or costs associated with preparing internal systems for the EMU.  However, the Company utilizes other third party software products that may or may not be EMU compliant. Although the Company is currently taking steps to address the impact, if any, of EMU compliance for such third party products, failure of any critical technology components to operate properly post EMU may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

          Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company’s financial results and conditions, primarily foreign currency exchange rates.  The Company does not utilize derivative instruments in managing its exposure to such changes.  The Company does not believe that near-term changes in foreign currency exchange rates will have a material effect on its future earnings, fair values or cash flows.

Item 8.            Financial Statements And Supplementary Data

FlexiInternational Software, Inc.

Index to Consolidated Financial Statements

Page

Independent Auditors’ Report................................................................................................................................	20

Independent Auditors’ Report................................................................................................................................	21

Consolidated Balance Sheets as of December 31, 2003 and 2002......................................................................	22

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001................	23

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2003, 2002 and 2001	24

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001...............	25

Notes to Consolidated Financial Statements........................................................................................................	26

Independent Auditors’ Report on Financial Statement Schedule.....................................................................	37

Independent Auditors’ Report on Financial Statement Schedule.....................................................................	38

Schedule II – Valuation and Qualifying Accounts..............................................................................................	39

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

FlexiInternational Software, Inc. and Subsidiary

Shelton, Connecticut

                We have audited the accompanying consolidated balance sheet of FlexiInternational Software, Inc. and subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of FlexiInternational Software Limited as of and for the year ended December 31, 2003.  Such statements are included in the Company's consolidated financial statements and represent approximately 18% of consolidated revenues for the year ended December 31, 2003.  The financial statements for FlexiInternational Software Limited were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for FlexiInternational Software Limited for 2003 is based solely upon the report of the other auditors.

                We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit, and the report of the other auditors for 2003, provides a reasonable basis for our opinion.

                In our opinion, based on our audit and the report of the other auditors for 2003, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FlexiInternational Software, Inc. and subsidiary as of December 31, 2003 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Kingery, Crouse & Hohl, P.A.

Tampa, Florida

January 31, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders of

FlexiInternational Software, Inc.

Shelton, Connecticut

We have audited the accompanying consolidated balance sheet of FlexiInternational Software, Inc. and subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of FlexiInternational Software Limited as of and for the year ended December 31, 2002. Such statements are included in the consolidated financial statements of FlexiInternational Software, Inc. and subsidiary and represent 20% of consolidated revenues for the year ended December 31, 2002.  The financial statements for FlexiInternational Software Limited were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for FlexiInternational Software Limited, for 2002 is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors for 2002, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FlexiInternational Software, Inc. and subsidiary as of December 31, 2002 and the consolidated results of its operations and their consolidated cash flows for the years ended December 31, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

Hill, Barth & King LLC

Certified Public Accountants

Naples, Florida

January 22, 2003, except for Note N

As to which the date is March 4, 2003

FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

(in thousands, except share data)

ASSETS	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$ 832	$ 892
Interest bearing deposits	287	37
Accounts receivable, net of allowance for doubtful accounts of $32 and $76, respectively	1,000	1,034
Prepaid expenses and other current assets	161	219
Deferred taxes	153	221
Total Current Assets	2,433	2,403

PROPERTY AND EQUPMENT, NET	243	295

OTHER ASSETS:
Convertible promissory note receivable	-	272
Deposits	16	62
Deferred taxes	337	109
Total Other Assets	353	443
TOTAL	$ 3,029	$ 3,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 670	$ 916
Deferred revenues	2,381	2,480
Current portion of long-term liabilities	300	611
Total Current Liabilities	3,351	4,007

LONG-TERM LIABILITIES LESS CURRENT PORTION	570	811

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 share authorized; no shares issued	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized	178	178
Additional paid-in capital	56,117	56,117
Accumulated deficit	(57,405)	(58,233)
Other accumulated comprehensive income	218	261
Total Stockholders’ Deficit	(892)	(1,677)
TOTAL	$ 3,029	$ 3,141

See accompanying notes to consolidated financial statements.

FLEXIINTERNATIONAL SOFTWARE INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(in thousands, except per share amounts)

	2003	2002	2001
REVENUE:
Software license	$1,888	$839	$2,917
Server and maintenance	4,595	6,119	6,598
Other operating revenue	357	500	-
Total revenue	6,840	7,458	9,515

COST OF REVENUE:
Software license	58	155	684
Service and maintenance	1,565	1,953	2,308
Other operating revenue	272	-	-
Total cost of revenue	1,895	2,108	2,992

GROSS PROFIT	4,945	5,350	6,523

OPERATING EXPENSES:
Sales and marketing	1,604	1,591	2,552
Product development	1,322	1,439	1,616
General and administrative	1,279	1,379	2,847
Intangible impairment	-	-	862
Total operating expenses	4,205	4,409	7,877

INCOME (LOSS) FROM OPERATIONS	740	941	(1354)

OTHER INCOME (DEDUCTIONS) -
Net interest expense	(72)	(27)	(29)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	668	914	(1,383)

INCOME TAX (BENEFIT) - NET	(160)	(330)	-

NET INCOME (LOSS)	$828	$1,244	$(1,383)

BASIC NET INCOME (LOSS) PER SHARE	$0.05	$0.07	$(0.08)
Weighted average common shares outstanding- basic	17,784	17,784	17,713

DILUTED NET INCOME (LOSS) PER SHARE	$0.04	$0.07	$(0.08)
Weighted average common shares outstanding- diluted	18,233	17,784	17,713

See accompanying notes to consolidated financial statements.

FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

 (in thousands, except share data)

					Other
			Additional		Accumulated		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Stock	Deficit
BALANCES DECEMBER 31, 2000	17,683,133	$177	$56,128	$(58,094)	$293	$(19)	$(1,515)

Shares issued for stock purchase plan	101,052	1	(11)	-	-	19	9

Net Loss	-	-	-	(1,383)	-	-	(1,383)
Currency translation adjustment	-	-	-	-	2	-	2
Comprehensive loss	-	-	-	-	-	-	(1,381)

BALANCES, DECEMBER 31, 2001	17,784,185	178	56,117	(59,477)	295	-	(2,887)

Net income	-	-	-	1,244	-	-	1,244
Currency translation adjustment	-	-	-	-	(34)	-	(34)
Comprehensive income	-	-	-	-	-	-	1,210

BALANCES, DECEMBER 31, 2002	17,784,185	178	56,117	(58,233)	261	-	(1,677)

Net income	-	-	-	828	-	-	828
Currency translation adjustment	-	-	-	-	(43)	-	(43)
Comprehensive income	-	-	-	-	-	-	785

BALANCES, DECEMBER 31, 2003	17,784,185	$178	$56,117	$(57,405)	$218	$-	$(892)

See accompanying notes to consolidated financial statements.

FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$828	$1,244	$(1,383)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	152	197	845
Provision for bad debts	190	54	(310)
Intangible impairment and loss on disposal of assets	-	-	866
Deferred taxes	(160)	(330)	-
Interest bearing deposits	(250)	-	-
Accounts receivable	(156)	866	934
Convertible promissory note	272	-	-
Prepaid expenses and other assets	104	36	165
Accounts payable and accrued expenses	(247)	(255)	297
Accrued restructuring	-	-	(27)
Deferred revenue	(99)	(998)	(1,534)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	634	814	(147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on promissory note receivable	-	(187)	(85)
Sales of marketable securities	-	-	108
Purchases of property and equipment	(35)	(74)	(22)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(35)	(261)	1

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	31	-
Proceeds from employee stock purchase plan	-	-	9
Repayments of capital lease obligations and other long-term liabilities	(616)	(258)	(617)
NET CASH USED IN FINANCING ACTIVITIES	(616)	(227)	(608)

Effect of exchange rate changes on cash and cash equivalents	(43)	(34)	2

DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(60)	292	(752)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	892	600	1,352
CASH AND CASH EQUIVALENTS AT END OF YEAR	$832	$892	$600

SUPPLEMENTAL DISCLOSURES:
Interest paid	$83	$44	$66
Income taxes paid	$-	$-	$-
Conversion of promissory note receivable to common stock investment	$272	$-	$-
Conversion of accounts payable and accrued expenses into notes payable	$-	$568	$224
Equipment leased under capital lease	$65	$-	$-

See accompanying notes to consolidated financial statements.

FLEXIINTERNATIONAL SOFTWARE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE A - THE COMPANY

FlexiInternational Software, Inc. and subsidiary (the "Company") began operations in 1991.  The Company designs, develops, markets and supports the FlexiFinancial Enterprise Suite of financial and accounting software applications and related tools.  The Flexi solution - composed of FlexiFinancials, FlexiFinancial Datawarehouse, FlexiInfoAccess and FlexiTools - is designed to address the needs of users with sophisticated financial accounting and operational analysis requirements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its wholly-owned subsidiary FlexiInternational Software Limited (formerly known as The Dodge Group - "Dodge") which was acquired in 1998.  All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company licenses software under non-cancelable license agreements through direct and indirect channels and provides services including maintenance, training and consulting.  Software license revenues through the Company's direct sales channel are recognized when persuasive evidence of an arrangement exists, the licensed products have been shipped, fees are fixed and determinable and collectibility is considered probable.  Customers may elect to receive the licensed products pre-loaded and configured on a hardware unit.  In these cases, revenue is recognized when the licensed products are installed on the hardware unit, the unit is shipped and all other criteria are met.  Other software license royalties earned through the Company's indirect sales channels are recognized as such fees are reported to the Company.

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

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiary, FlexiInternational Software Limited, are translated into U.S. dollars at exchange rates in effect at the balance sheet dates.  Revenue and expense items are translated into U.S. dollars at the average exchange rate for the years.  Resulting unrealized translation adjustments are included in stockholders' deficit.

Gains and (losses) on foreign currency exchange transactions are reflected in the consolidated statements of operations.  Net transaction gains and (losses) included in income for the years ended December 31, 2003, 2002, and 2001 were $0.

Product Development Costs

The Company has evaluated the establishment of technological feasibility of its products during the development phase.  The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company's consolidated financial position or results of operations.  Therefore, the Company charges all product development expenses to operations in the period incurred.

Cash and Cash Equivalents

The Company considers all interest-bearing securities having original maturities of three months or less to be cash equivalents.  Additionally, the Company maintains cash balances which at times exceed the federally insured limits.  The Company has not experienced any losses in such accounts, nor does it believe that there is a significant exposure to credit risk on these accounts because of the quality of the financial institutions which maintain the cash balances.

Trade Accounts Receivable

Trade accounts receivable are presented in the balance sheets net of an allowance for doubtful accounts.  Receivables are written off when they are determined to be uncollectible.  The allowance for doubtful accounts is estimated based on the Company’s historical losses, existing economic conditions and the financial stability of the Company’s customers.

Property and Equipment

Property and equipment is composed of furniture and equipment and is stated at cost less accumulated depreciation.  Depreciation is calculated using either an accelerated method or the straight line method over the shorter of the estimated useful lives of the assets or the lease terms.  The lives of the assets range from three to seven years.  Property and equipment are periodically reviewed for impairment based upon anticipated cash flows generated from such underlying assets.  At December 31, 2003, management believes all of the Company's property and equipment are recoverable.

Income Taxes

Provisions (benefits) for income taxes are based on (a) taxes payable or refundable for the current year and (b) deferred taxes arising from temporary differences between taxable income and pretax financial income, and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

Accounting for Stock Based Compensation

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

27

	2003	2002	2001
Net income (loss) as reported	$ 828	$ 1,244	$ (1,383)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(32)	(1)	(4)
Net income (loss) pro forma	$ 796	$ 1,243	$ (1,387)

Basic Net Income (loss) per share as reported	$ 0.05	$ 0.07	$ (0.08)
Diluted Net Income (loss) per share as reported	$ 0.04	$ 0.07	$ (0.08)

Basic ad Diluted Net Income (loss) per share - pro forma	$ 0.04	$ 0.07	$ (0.08)

Fair Value Disclosure of Financial Instruments

The estimated fair value of amounts reported in the consolidated financial statements is determined by using available market information and appropriate valuation methodologies.  The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature.  The fair value of capital lease obligations and other long-term liabilities approximates their carrying values, based on current market prices.

Newly Issued Accounting Pronouncements

The Company has reviewed all new accounting pronouncements issued through 2003 and has determined that none of them would have a material impact on the financial condition or results of operations other than as described previously.

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Estimates that are critical to the accompanying consolidated financial statements include the valuation of the deferred income tax asset, for which recoverability is dependent on the Company generating positive results of operations in future years.  It is at least reasonably possible that our estimates could change in the near term with respect to this matter.

Basic and Diluted Net Income (Loss) Per Share

Basic income (loss) per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the periods.  Diluted EPS reflects the potential dilution of securities that could share in the earnings.  At December 31, 2002 and 2001, the weighted average number of common shares was the same for both the basic and diluted per share computations because the inclusion of common stock equivalents would have been antidilutive.

Advertising Expense

The Company expenses advertising costs as they are incurred.  Advertising expenses were insignificant for all of the years ending December 31, 2003, 2002 and 2001.

Reclassifications

Certain amounts in the 2002 and 2001 consolidated financials have been reclassified to conform to the presentation for 2003.  Such reclassifications had no impact on net results of operations.

NOTE C - GEOGRAPHIC INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company operates in only one business segment.  The Company's international revenues were derived primarily from the United Kingdom for the years ended December 31, 2003, 2002, and 2001, and the Company's international long lived assets at December 31, 2003, 2002, and 2001 resided primarily in the United Kingdom.

Revenues:	2003	2002	2001

United States	$ 5,637	$ 5,940	$ 7,691
United Kingdom	1,203	1,518	1,824
TOTALS	$ 6,840	$ 7,458	$ 9,515

Long lived assets:	2003	2002	2001

United States	$ 228	$ 266	$ 385
United Kingdom	15	29	33
TOTALS	$ 243	$ 295	$ 418

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.  The Company controls this risk through credit approvals, customer limits and monitoring procedures.  The Company can also limit the amount of support provided to its customers in the event of non-performance.  In 2003, one customer represented 34% of the Company’s total revenues.  There were no other customers that represented more than 10% of the Company’s total revenues during such year.  In 2002 and 2001, two customers represented 10% or more of the Company's total revenues, or an aggregate of 34.2%, and 40.6% of total revenues, respectively.  One and two customers represented approximately 67% and 74.7% of the Company's net accounts receivable at December 31, 2003 and 2002, respectively.

NOTE D - INCOME TAXES

Significant components of the Company's deferred tax assets at December 31 are as follows:

		2003	2002

Net operating loss carryforwards		$ 24,827	$ 24,564
Intangible assets and tax credit carryforwards		3,280	3,770
		28,107	28,334
Valuation allowance		(27,617)	(28,004)
	TOTALS	$ 490	$ 330

At December 31, 2003, the Company had U.S. and foreign net operating loss carryforwards of approximately $39,118 and $27,138, respectively, which expire during the years 2005 through 2023.  For tax purposes, there is an annual limitation on the utilization of the U.S. net operating loss carryforwards resulting from an ownership change as defined by Internal Revenue Code Section 382.  Due to this annual limitation, a portion of the U.S. net operating loss carryforward may expire prior to when otherwise utilizable.

The provisions (benefits) for deferred income taxes consist of the following as of December 31, 2003, 2002 and 2001:

	2003		2002		2001

Deferred income taxes:
Federal	$ (133)		$ (275)		$ -
State	(27)		(55)		-
TOTALS	$ (160)		$ (330)		$ -

Following is a reconciliation between tax expense using federal statutory tax rates and actual taxes:

	2003		2002		2001

Statutory taxes (benefits)	$ 227	34%	$ 311	34%	$ (470)	34%
Valuation allowance	(387)	(58)%	(648)	(71)%	463	(33)%
Other	-	-	7	(1)%	7	(1)%
Actual taxes	$ (160)	24%	$ (330)	36%	$ -	-%

NOTE E - IMPAIRMENT LOSS

During 2001, management conducted a periodic impairment assessment of the intangible assets resulting from the Dodge acquisition. At such time, the unamortized balance of the intangible assets was $862, consisting of $727 of acquired software and $135 of goodwill.  After assessment of the acquired intangibles, management concluded that the Company's financial data warehouse product, based on older technologies, would not be upgraded to current technology and therefore these products would not be competitive in the future.  While the Company expects to maintain these products for its current customers, minimal revenue was expected from future sales.  As a result of management's analysis, and using the best information available, management recorded an intangible asset impairment charge of $862 in the third quarter of 2001.

NOTE F - CONVERTIBLE NOTE RECEIVABLE AND GAIN CONTINGENCY

In January 2001, the Company entered into a convertible note receivable arrangement where the Company agreed to loan a total of $272 to a start-up software company and third party reseller of the Company's software products.  As of December 31, 2002 the Company had loaned $272 under this arrangement.  The terms of the note stipulated that after December 31, 2002 but prior to February 28, 2003 either party at their option could convert the entire loan amount into 40,000 shares of the borrower's common stock.  In January 2003, the Company exercised its option to convert this note and subsequently sold the related common shares for $357 when the reseller was acquired by a larger BPO provider.  In addition to such amount, the Company may realize an additional gain of up to $400,000 if certain earn-out targets are achieved by the reseller over a two year period ending in 2005.   As a result of this transaction, the Company recognized other operating revenue and other cost of revenue of $357 and $272, respectively in 2003.

NOTE G - PROPERTY AND EQUIPMENT

The Company's property and equipment at December 31 consists of the following:

	2003	2002
Computers	$ 3,543	$ 3,423
Software	714	705
Furniture and fixtures	590	576
Leasehold improvements	333	332
Office equipment, including leased equipment of $65 in 2003	68	3
Vehicles	31	31
	5,279	5,070
Less accumulated depreciation	(5,036)	(4,775)
TOTALS	$ 243	$ 295

Depreciation expense (including $5 of amortization of leased equipment at December 31, 2003) was $152, $197, and $457 for the years ended December 31, 2003, 2002, and 2001, respectively.  Prior to its satisfaction in 2003, all property and equipment was pledged as collateral for a master lease agreement.

NOTE H - LINE OF CREDIT

On September 15, 2001, the Company secured a line of credit with a stockholder which allows it to borrow up to $300.  As consideration for such line, the Company has agreed to pay interest at the rate of prime plus .5% on the total amount of the line (irrespective of whether it is drawn upon). In addition, the Company has agreed to issue warrants which entitle the stockholder to receive common stock having a value of 10% of the amount of any advances under the line.    Interest expense under this arrangement approximated $14, $14 and $5 for the years ended December 31, 2003, 2002 and 2001, respectively.   The Company has not borrowed, and does not foresee the need to borrow, under the line through its maturity date of September 2004.  Any advances would be secured by the Company’s accounts receivable.

NOTE I – LONG TERM LIABILITIES

During 2001, the Company refinanced a note payable with one of its vendors which also converted additional trade payables. The note is unsecured, has no stated interest rate, and is due in monthly installments of $5 until paid in full.  The note requires any subsequent charges after the date of the note to be paid currently in addition to the amortization of the note balance. During 2002, the Company refinanced a settlement agreement with one of its customers which converted other accrued liabilities. The note is unsecured, has no stated interest rate and is due in monthly installments of $8 until paid in full.  In addition, the Company refinanced a settlement agreement on March 4, 2003 with one of its vendors which converted other accrued liabilities.  The note is unsecured, has no stated interest rate, and requires an initial payment of $55 and monthly installments of $13 thereafter.

Following is a summary of long-term liabilities (exclusive of a capital lease separately disclosed below) as of December 31:

	2003	2002
Note payable to vendor, no stated interest
$5 monthly until paid in full	$ 579	$ 639
Note payable to vendor, no stated interest
$8 monthly to August 2004	60	150
Note payable to vendor, no stated interest, initial payment of
$55, $13 monthly to January 2005	162	343
Note payable to finance company, no stated interest
$1 monthly to December 2004, collateralized by vehicle	9	20
	810	1,152
Less principal due within one year	(279)	(341)
TOTALS	$ 531	$ 811

Following is a summary of estimated principal amounts due on the above mentioned long-term liabilities for each of the five years and thereafter following December 31, 2003:

2004		$ 279
2005		72
2006		60
2007		60
2008		60
Thereafter		279
	TOTAL	$ 810

Long term liabilities also includes a non-cancelable capital lease obligation entered in 2003, which arose from the lease of certain office equipment.   Future minimum lease payments under the lease are as follows for each of the three years following December 31, 2003:

2004	$ 24
2005	24
2006	18
Total future minimum lease payments	66
Less amount representing interest	(6)
Present value of future minimum lease payments	60
Less amount included in current portion of long-term liabilities	(21)
TOTAL	$ 39

NOTE J - STOCKHOLDERS' EQUITY

Preferred stock

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

Stock warrants

In connection with the Company's 1995 financing arrangements, a warrant was issued for the purchase of 5,129 shares of Series C preferred stock for $1.65 per share.  This warrant also allows the holder to acquire 3,846 shares of common stock for $2.20 per share and the warrant expires in December 2006.

In connection with the Company's 1995 financing arrangements, a warrant was issued for the purchase of 76,800 shares of Series B preferred stock for $1.50 per share.  This warrant also allows the holder to acquire 57,600 shares of common stock for $2.00 per share and the warrant expires in July 2005.

In connection with the Company's capital lease obligations in 1994, a warrant was issued for the purchase of 43,103 shares of Series A preferred stock for $1.16 per share.  This warrant also allows the holder to acquire 32,327 shares of common stock for $1.546 per share and the warrant expires in June 2004.

NOTE K - EMPLOYEE STOCK PLANS

Employee stock purchase plan

The Company's 1997 Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to a total of 400,000 shares of common stock to participating employees.  Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the average market price (as defined) per share of the common stock on either the first day or the last day of the offering period, whichever is lower.  The Purchase Plan was discontinued during 2002.  Under the Purchase Plan, the Company issued 0 and 111,478 shares to participants during 2002 and 2001, respectively.

Stock option plans

The Company's 1992 Stock Option Plan (the "1992 Plan") provided for the issuance of up to 1,362,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants, and advisors.  The board of directors had authority to determine awards and establish the exercise price.  As of December 31, 2003, there are 34,125 options outstanding under the 1992 Plan.  Such options vest over various periods up to five years and expire on various dates through 2007.  No additional option grants will be made under the 1992 Plan.

The Company's 1997 Stock Incentive Plan (the "Incentive Plan") is intended to replace the 1992 Plan.  Up to 2,375,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Incentive Plan.  Options may be granted at an exercise price which may be less than, equal to, or greater than the fair market value of the common stock on the date of grant.  Officers, employees, directors, consultants, and advisors of the Company are eligible to receive awards under the Incentive Plan.  During 2003, 2002, and 2001, 353,500, 213,000, and 529,760 options under the Incentive Plan were granted, respectively.

Under the terms of the Company's 1997 Director Stock Option Plan (the "Director Plan"), directors of the Company who are not employees are eligible to receive nonstatutory options to purchase shares of common stock.  A total of 150,000 shares of common stock may be issued upon exercise of options granted under the Director Plan.  The exercise price per share, for shares granted initially, was equal to the initial public offering price ($11).  The exercise price per share for all shares thereafter will be the closing price per share of common stock on the date of grant.  All options granted under the Director Plan vest one year from the date of grant so long as the optionee remains a director of the Company.  During 2003, 2002, and 2001, 15,750, 23,250, and 10,500 options under the Director Plan were granted, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used in 2003, 2002 and 2001 approximate:  risk free interest rates of 4.75%, 3.40%, and 5.08%, average expected lives of 6.47, 6.90, and 7.91 years, a 0% dividend yield rate for all the years presented, and expected volatility of 1.17, 0.68, and 1.04, respectively.  In accordance with SFAS 123, the fair value method of accounting has not been applied to options granted prior to January 1, 1995.  Therefore, the resulting pro forma impact may not be representative of that to be expected in future years.

At December 31, 2003, the Company has reserved 1,549,912 shares of common stock for options outstanding under the 1992 Plan, Incentive Plan, and Director Plan, and 93,773 shares of common stock for exercisable warrants.  In addition to the outstanding options, the Company has reserved 1,009,213 shares of common stock at December 31, 2003, for future grants under its Incentive Plan and Director Plan.

The following table describes the Company's stock option activity under all of its option plans:

	Number of Options	Weighted average exercise price per share
		(priced at date of grant)
Outstanding at December 31, 2000	1,335,044	$1.17
Granted	540,260	$0.17
Cancelled	(565,600)	$0.52
Outstanding at December 31, 2001	1,309,704	$1.02
Granted	236,250	$0.08
Cancelled	(240,519)	$0.47
Outstanding at December 31, 2002	1,305,435	$0.95
Granted	369,250	$0.07
Cancelled	(124,773)	$0.36
Outstanding at December 31, 2003	1,549,912	$0.79

	Number of Options	Weighted average exercise price per share
		(priced at date of grant)
Exercisable at December 31, 2001	625,312	$1.37
Exercisable at December 31, 2002	849,997	$1.23
Exercisable at December 31, 2003	1,133,834	$1.03
Options available for grant at December 31, 2003	1,009,213	-

The following table summarizes information regarding stock options granted under all of the Company's option plans:

	Number of options granted	Weighted average exercise price	Weighted average fair value

Options granted at market value in 2001	540,260	$ 0.17	$ 0.13
Options granted at market value in 2002	236,250	$ 0.08	$ 0.08
Options granted at market value in 2003	369,250	$ 0.07	$ 0.07

The following table summarizes information regarding options outstanding at December 31, 2003 under all of the Company's option plans:

		Options outstanding			Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share
$0.05-$ 0.09		441,917	8.76	$ 0.06	168,590	$ 0.06
$0.15-$ 0.30		283,417	7.53	$ 0.19	146,410	$ 0.19
$0.38-$ 0.38		163,661	5.82	$ 0.38	163,661	$ 0.38
$0.59-$ 1.06		319,025	6.15	$ 0.92	319,025	$ 0.92
$1.19-$ 1.44		200,275	2.61	$ 1.26	199,435	$ 1.26
$1.63-$12.63		141,617	3.78	$ 3.78	136,713	$ 3.83
	TOTAL	1,549,912		$ 0.79	1,133,834	$ 1.03

NOTE L - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) Savings Plan (the "Savings Plan").  Employees are eligible to participate in the Savings Plan upon completion of one month of service with the Company.  Eligible employees may contribute up to 25% of their annual compensation to the Plan on a pre-tax basis.  Participant contributions to the Savings Plan are immediately vested.  In addition, under the terms of the Savings Plan, the Company, at its discretion, may match all or a portion of participant's contribution to the Savings Plan up to 6% of the participant's compensation.  The Company's matching contribution is made on a monthly basis.  Participants become vested in Company matching contributions to the Savings Plan over a five-year period.  The expense under this Savings Plan was $37, $0, and $20 for 2003, 2002, and 2001, respectively.

NOTE M – LITIGATION SETTLEMENT

During 2003 the Company received $450 as a result of a litigation settlement related to underpayment of software license fees revenue from one of its third party resellers.  The settlement is included in software license revenues.

NOTE N - COMMITMENTS AND CONTINGENCIES

The Company leases space in several buildings, which it uses for offices and development facilities, under operating lease agreements.  As of December 31, 2003, the minimum annual rental payments under the terms of such non-cancelable leases which expire at various dates are as follows:

2004		$ 211
2005		147
2006		136
2007		153
2008		77
	TOTAL	$ 724

Rent expense for the years ended December 31, 2003, 2002, and 2001 amounted to $372, $407, and $462, respectively.

The Company is also involved in certain legal proceedings and tax matters in the ordinary course of business. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

NOTE O - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2003 and 2002.  The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
Year ended December 31,	Quarter	Quarter	Quarter	Quarter
2003
Total revenue	$ 1,836	$ 1,905	$ 1,485	$ 1,614
Gross profit	1,350	1,238	1,133	1,224
Net income	334	104	101	289
Income per share (1)	.02	.01	.01	.02

2002
Total revenue	$ 2,275	$ 1,859	$ 1,723	$ 1,601
Gross profit	1,671	1,304	1,195	1,180
Net income	547	230	122	345
Income per share (1)	0.03	0.01	0.01	0.02

(1)  Quarterly income (loss) per share may not equal the annual reported amounts.

INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

FlexiInternational Software, Inc. and Subsidiary

Shelton, Connecticut

                We have audited the accompanying consolidated financial statements of FlexiInternational Software, Inc. and subsidiary (the "Company") as of and for the year ended December 31, 2003, and have issued our report thereon dated January 31, 2004; such financial statements and report are included in the 2003 Annual Report to Stockholders and are included herein.  Our audit also included the financial statement schedule of FlexiInternational Software, Inc. and subsidiary listed in Item 15.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this schedule based on our audit.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Kingery, Crouse & Hohl, P.A.

Tampa, Florida

January 31, 2004

INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders of

FlexiInternational Software, Inc. and Subsidiary

Shelton, Connecticut

                We have audited the accompanying consolidated financial statements of FlexiInternational Software, Inc. and subsidiary (the "Company") as of December 31, 2002 and for the years ended December 31, 2002 and 2001, and have issued our report thereon dated January 22, 2003, except for Note N, as to which the date is March 4, 2003; such financial statements and report are included in the 2003 Annual Report to Stockholders and are included herein.  Our audit also included the financial statement schedule of FlexiInternational Software, Inc. and subsidiary listed in Item 15.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hill, Barth & King LLC

Certified Public Accountants

Naples, Florida

January 22, 2003

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Charged to
	Balance at	(Credit from)		Balance at
	January 1,	Costs and		December 31,
Description	2003	Expenses	Deductions	2003

Allowance for doubtful accounts	$76	$190	$(234)	$32
Valuation allowance for deferred tax asset	$28,004	$(387)	$-	$27,617

		Charged to
	Balance at	(Credit from)		Balance at
	January 1,	Costs and		December 31,
Description	2002	Expenses	Deductions	2002

Allowance for doubtful accounts	$22	$288	$(234)	$76
Valuation allowance for deferred tax asset	$29,298	$(1,294)	$-	$28,004

		Charged to
	Balance at	(Credit from)		Balance at
	January 1,	Costs and		December 31,
Description	2001	Expenses	Deductions	2001

Allowance for doubtful accounts	$352	$(310)	$(20)	$22
Valuation allowance for deferred tax asset	$23,560	$5,738	$-	$29,298

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          The information required by Item 304 of Regulation S-K was previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2001.

Item 9A.     Controls and Procedures

          Based on an evaluation of the Company’s disclosure controls and procedures performed by the Company’s Chief Executive Officer and Acting Chief Financial Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been effective.

          As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and its principal financial officer or officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          Since the date of the evaluation described above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.     Directors and Executive Officers of the Registrant

See “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.  The information required by Items 401, 405 and 406 of Regulation S-K and appearing in Flexi’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on Friday, May 14, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by Item 402 of Regulation S-K and appearing in Flexi’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on Friday, May 14, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by Item 201(d) and Item 403 of Regulation S-K and appearing in Flexi’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on Friday, May 14, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

Item 13.     Certain Relationships And Related Transactions

          The information required by Item 404 of Regulation S-K and appearing in Flexi’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on Friday, May 14, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

          The information required by Item 9(e) of Schedule 14A and appearing in Flexi’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on Friday, May 14, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

          (a)  1.            Financial Statements

         The consolidated financial statements filed as a part of this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements under Item 8, which Index to Consolidated Financial Statements is incorporated herein by reference.

                  2.           Financial Statement Schedule

          The Schedule of Variation and Qualifying Accounts appears on page 39 of this Annual Report on Form 10-K.  Schedules other than those listed above are omitted because they are either not required or not applicable.

                  3.           Exhibits

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

          (b)     Reports on Form 8-K

          The following reports on Form 8-K furnished information to the Securities and Exchange Commission during the fourth quarter of the fiscal year ended December 31, 2003:

          On October 7, 2003, we furnished information on a Current Report on Form 8-K to the Securities and Exchange Commission reported under “Item 5. Other Events and Regulation FD Disclosure”, that on October 7, 2003, FlexiInternational Software had issued a press release announcing that Unisys, a worldwide information technology services and solutions company, will private label and integrate Flexi accounting modules into its Healthcare Payer Administration Solution (Health PAS) under the Flexi Industry Partner program.

          On October 28, 2003, we furnished information on a Current Report on Form 8-K to the Securities and Exchange Commission reported under “Item 12. Results of Operations and Financial Condition”, that on October 27, 2003, FlexiInternational Software had issued a press release announcing its fiscal 2003 third quarter results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXIINTERNATIONAL SOFTWARE, INC.

Date: March 30, 2004	By:	/s/ Stefan R. Bothe
Stefan R. Bothe
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Stefan R. Bothe Stefan R. Bothe	Chairman of the Board, Chief Executive Officer, President and Acting Chief Financial Officer (Principal Executive and Accounting Officer)	March 30, 2004
/s/ Jennifer V. Cheng Jennifer V. Cheng	Director	March 30, 2004
/s/ Robert A. Degan Robert A. Degan	Director	March 30, 2004
/s/ John K. P. Stone, III John K. P. Stone, III	Director	March 30, 2004

Exhibit                                                                                   Exhibit Index

No.

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

21.1(4)                    Schedule of Subsidiaries.

23.1                         Consent of Kingery, Crouse & Hohl, P.A., independent accountants.

23.2                         Consent of Hill, Barth & King, LLC, independent accountants.

31.1                         Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)

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

(7)           Incorporated by reference to the Company’s 2001 definitive Proxy Statement, dated April 11, 2001.

(8)           Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

+              Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Items 14(a) and 14(c) of Form 10-K.

Exhibit 23.1

Consent of Kingery, Crouse & Hohl, P.A., Independent Auditors

          We consent to the incorporation by reference in the registration statements on Form S-8 (Registration Nos. 333-83146, 333-47851, 333-47843, 333-47059 and 333-46991) of FlexiInternational Software, Inc. of our report dated January 31, 2004, appearing in this Annual Report on Form 10-K relating to the consolidated financial statements of FlexiInternational Software, Inc. and subsidiary as of and for the year ended December 31, 2003.  We also consent to the incorporation by reference of our report on the Financial Statement Schedule of this Form 10-K.

/s/ Kingery, Crouse & Hohl, P.A.

Certified Public Accountants

Tampa, Florida

March 30, 2004

Exhibit 23.2

Consent of Hill, Barth & King, LLC, Independent Auditors

          We consent to the incorporation by reference in the registration statements on Form S-8 (Registration No. 333-83146) and on Form S-1 (Registration No. 333-38403) of FlexiInternational Software, Inc. of our report dated January 22, 2003, except for Note N as to which the date is March 4, 2003 appearing in this Annual Report on Form 10-K related to the consolidated financial statements of FlexiInternational Software, Inc. and subsidiary for the year ended December 31, 2003.  We also consent to the incorporation by reference of our report dated January 22, 2003, on the Financial Statement Schedule of this Form 10-K.

/s/ Hill, Barth & King LLC

Certified Public Accountants

Naples, Florida

March 30, 2004

Exhibit 31

Certification

 by Chief Executive Officer

 and Chief Financial Officer

 Pursuant to Rule 13a-14(a)

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

             4.        I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

                        (b)      Omitted as permitted;

                        (c)       Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                        (d)      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

             5.        I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                        (a)       All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

                        (b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:       March 30, 2004

/s/ Stefan R. Bothe
Stefan R. Bothe
Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer (Principal executive officer and principal financial officer)

 Exhibit 32

Certification Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

          In connection with the Annual Report of FlexiInternational Software, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stefan R. Bothe, as Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)       The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stefan R. Bothe Stefan R. Bothe

March 30, 2004

Table of Contents 48