Form 10-Q
period 2004-03-31
FLEXIINTERNATIONAL SOFTWARE INC/CT
filed 2004-05-17
CIK 1015464

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

                                                                                        Yes  ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                                        Yes ☐          No ☒

As of March 31, 2004, there were 17,797,519 shares of FlexiInternational Software, Inc. Common Stock outstanding.

FLEXIINTERNATIONAL SOFTWARE, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Consolidated Balance Sheets................................................................................................................................	3
Consolidated Statements of Operations..............................................................................................................	4
Consolidated Statements of Cash Flows.............................................................................................................	5
Consolidated Statement of Stockholders’ Deficit...............................................................................................	6
Notes to Consolidated Financial Statements......................................................................................................	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations............................................................................................................................................	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................................................	12
Item 4. Controls and Procedures.......................................................................................................................................	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................................................................................................................	13
Item 6. Exhibits and Reports on Form 8-K........................................................................................................................	13

Signatures.............................................................................................................................................................................	14

PART I.                 FINANCIAL INFORMATION

Item 1.                    Consolidated Financial Statements

FlexiInternational Software, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	MARCH 31,	DECEMBER 31,
	2004	2003
A S S E T S	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$431	$832
Interest bearing deposits	287	287
Accounts receivable, net of allowance for doubtful accounts of $26 and $32, respectively	1,167	1,000
Prepaid expenses and other current assets	281	161
Deferred taxes	153	153
Total Current Assets	2,319	2,433

PROPERTY AND EQUIPMENT, NET	230	243

OTHER ASSETS:
Deferred taxes	337	337
Other	53	16
Total Other Assets	389	353
TOTAL	$2,939	$3,029

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$619	$670
Deferred revenue	2,338	2,381
Current portion of long-term liabilities	258	300
Total Current Liabilities	3,215	3,351

LONG-TERM LIABILITIES LESS CURRENT PORTION	537	570

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share, 50,000,000 shares authorized, 17,797,519 issued and outstanding at March 31, 2004 and 17,784,185 at December 31, 2003	178	178
Additional paid-in-capital	56,118	56,117
Accumulated deficit	(57,310)	(57,405)
Other accumulated comprehensive income	201	218
Total Stockholders' Deficit	(813)	(892)
TOTAL	$2,939	$3,029

See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2004	2003
REVENUE
Software license	$404	$701
Service and maintenance	1,183	1,135
TOTAL REVENUE	1,587	1,836
COST OF REVENUE
Software license	6	36
Service and maintenance	394	450
TOTAL COST OF REVENUE	400	486
GROSS PROFIT	1,187	1,350
OPERATING EXPENSES
Sales and marketing	382	427
Product development	407	318
General and administrative	300	263
TOTAL OPERATING EXPENSES	1,089	1,008
INCOME FROM OPERATIONS	98	342
OTHER (DEDUCTIONS)
Net interest (expense)	(3)	(8)
INCOME BEFORE INCOME TAXES	95	334
INCOME TAXES	0	0
NET INCOME	$95	$334
INCOME PER SHARE
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
WEIGHTED AVERAGE SHARES
Basic	17,790	17,784
Diluted	18,674	17,784

See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Cash flows from operating activities:
Net income	$95	$334
Non-cash items:
Depreciation and amortization	34	38
(Credit) provision for doubtful accounts	(5)	(22)
Change in operating accounts:
Accounts receivable	(162)	(287)
Prepaid expenses and other current assets	(120)	(177)
Other assets	(37)	-
Accounts payable and accrued expenses	(51)	13
Deferred revenue	(43)	(2)
Net cash used in operating activities	(289)	(103)

Cash flows used in investing activities:
Purchases of property and equipment	(21)	(7)

Cash flows from financing activities:
Proceeds from exercises of stock options	1	-
Repayments of long-term liabilities	(75)	(198)
Net cash used in financing activities	(74)	(198)

Effect of exchange rate changes on cash	(17)	16

Decrease in cash and cash equivalents	(401)	(292)
Cash and cash equivalents at beginning of period	832	892
Cash and cash equivalents at end of period	$431	$600

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$-	$10

See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Accumulated Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balances at December 31, 2003	17,784,185	$178	$56,117	$(57,405)	$218	$(892)

Shares issued as a result of exercise of stock options	13,334		1			1

Net income				95		95
Currency translation adjustment					(17)	(17)
Comprehensive income						78

Balances at March 31, 2004	17,797,519	$178	$56,118	$(57,310)	$201	$(813)

See accompanying notes to consolidated financial statements.

FlexiInternational Software, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2004 and 2003
(unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of FlexiInternational Software, Inc. and its wholly owned subsidiary, FlexiInternational Software, Ltd. (collectively “the Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations.  Accordingly, the Company believes that the financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.   Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Note 2—Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends FASB statement 123, "Accounting for Stock Based Compensation".  It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation.  It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.  As permitted by SFAS 123 and amended by SFAS 148, the Company continues to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock option plans had exercise prices equal to the market value of the underlying common stock on the date of grant.  Furthermore, there would have been no material change to net income and/or income per share if the Company had recorded compensation under SFAS 123 during the respective three-month periods ended March 31, 2004 and 2003.

The Company granted 213,000 options to officers and employees during the quarter ended March 31, 2004.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

          In addition to historical information, this Quarterly Report contains forward-looking statements relating to, among other things, our license revenue, service revenue, our business processing outsourcing service, the length of our sales cycle and future expenses.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003.

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

          Our Financial Management Services solution, or FMS, a business process outsourcing (BPO) service, is designed to leverage our suite of accounting products and our expertise in back office processing of accounting data.  We believe that many mid-sized and start-up fast growing companies would benefit substantially from outsourcing their back office accounting processes to enable them to better focus on financial analysis, cash management and the strategic issues of their business.  As part of our BPO sales strategy to expand regional coverage rapidly, we recruit regional resellers of our FMS solution which will pay us a percentage of the fee they collect for using our software and related solutions.  Some resellers will handle the complete BPO service while others will handle the client relationship and Flexi will handle the hosting and accounting aspects of the service.  In 2001, we signed a BPO reseller agreement in which we provided the reseller a convertible loan, in the aggregate principal amount of $272,000, to help launch the reseller’s BPO service.  At December 31, 2002, this loan was converted to an equity investment in this reseller.  On April 14, 2003, the reseller was acquired by a larger BPO provider.  Flexi was paid $357,000 immediately for its ownership share of the reseller and may realize an additional gain of up to $400,000 if certain earn-out targets are achieved by the reseller over two years subsequent to the sale of our shares.  The acquirer of the reseller has continued to utilize FlexiFinancials in its BPO operations.  According to industry analysts, the finance and accounting outsourcing segment of the BPO market is in the early adoption phase and is expected to grow substantially over the next three years.  However, we believe the full acceptance of this solution is still several years away.

          We derive our revenue primarily from:

·        royalties paid to us from third parties that distribute our products;

·        non-cancelable software license agreements entered into with respect to our products;

·        payment from our BPO Partners for use of products and services;

·        to a lesser extent, third-party products distributed by us; and

·        annual software maintenance agreements entered into with our customers.

Our revenues have been derived from both domestic sales and international sales, with the international sales comprising 19.5% and 16.1% of total revenues for the three-month periods ended March 31, 2004 and 2003, respectively.  Our international sales generally have the same revenue and cost structure as our domestic sales.  The majority of our international sales are transacted in British pounds sterling, and an increase in the value of the British pound relative to the currency of the country in which we are selling our product could make our products more expensive and potentially less competitive in these markets.  In addition, our international business may be subject to a variety of other risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses for certain countries, the introduction of non-tariff barriers and higher duty rates and fiscal and monetary policies that adversely affect non-native firms.  See “Certain Factors that May Affect Future Operating Results.”

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2004	2003
REVENUE
Software license	25.0%	38.2%
Service and maintenance	75.0%	61.8%
TOTAL REVENUE	100.0%	100.0%
COST OF REVENUE
Software license	0.4%	2.0%
Service and maintenance	24.8%	24.5%
TOTAL COST OF REVENUE	25.2%	26.5%
GROSS PROFIT	74.8%	73.5%
OPERATING EXPENSES
Sales and marketing	24.1%	23.3%
Product development	25.6%	17.3%
General and administrative	18.9%	14.3%
TOTAL OPERATING EXPENSES	68.6%	54.9%
INCOME FROM OPERATIONS	6.2%	18.6%

OTHER (DEDUCTIONS)
Net interest (expense)	(0.2%)	(0.4%)
INCOME BEFORE INCOME TAXES	6.0%	18.2%

INCOME TAXES	0.0%	0.0%
NET INCOME	6.0%	18.2%

Revenue.  Total revenues, consisting of software license revenues, other operating revenues and service and maintenance revenues, decreased 13.6% from $1.8 million for the quarter ended March 31, 2003 to $1.6 million for the quarter ended March 31, 2004.   Software license revenues decreased 42.4% to $404,000 in the first quarter of the current year from $701,000 in the comparable period of the prior year.  The first quarter of 2003 included $450,000 of one-time revenue related to a settlement with a reseller.  Software license revenues increased 61% from the comparable period excluding the one-time revenue.  One reseller customer accounted for 94.3% of the software license revenue recognized during the first quarter of the current year.

Service and maintenance revenues increased 4.2% from $1.1 million for the three-month period ended March 31, 2003 to $1.2 million for the three-month period ended March 31, 2004.  This increase is primarily attributable to an increase in service revenue on client implementations.  We do not expect significant increases in service and maintenance revenue until we begin to experience a higher level of new product sales from new product licenses and BPO contracts.

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

Cost of software license revenue decreased 83.3% from $36,000 for the quarter ended March 31, 2003 to $6,000 for the quarter ended March 31, 2004.  Cost of software license revenues as a percentage of software license revenues decreased to 1.5% for the quarter ended March 31, 2004 from 5.1% for the quarter ended March 31, 2003.  While increases or decreases of cost of software license revenue are directly related to increases or decreases in new license revenue, this relationship is impacted by the percentage of third-party revenue included in new license revenue since third-party revenue has a higher cost component than our own software.

Cost of service and maintenance revenues decreased 12.4%, from $450,000 for the quarter ended March 31, 2003 to $394,000 for the quarter ended March 31, 2004.  This decrease is attributable to operational adjustments due to a lower level of client implementations.

Operating Expenses. Aggregate operating expenses increased 8.0% in the quarter ended March 31, 2004 to $1.1 million from $1.0 million in the quarter ended March 31, 2003.  Over the past three years we have focused our efforts on aligning expenses to attain a level of profitability.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expenses, and facility and communication costs for our sales staff.  Sales and marketing expenses decreased 10.5% to $382,000 for the first quarter of 2004 from $427,000 in the comparable period of last year.  This decrease resulted from the Company’s decision to reduce staffing and other sales costs to a level in line with projected first quarter 2004 software license revenue.

Product Development.  Product development expenses relate to new and existing software development and consist primarily of engineering personnel costs.  Product development expenses increased 28.0% to $407,000 for the quarter ended March 31, 2004 from $318,000 for the quarter ended March 31, 2003.  The Company expects to continue to enhance the functionality of its core financial accounting and reporting applications and its BPO solutions but does not anticipate the need to materially increase its development staff from its current level.

General and Administrative.  General and administrative expenses consist primarily of salaries of executive, administrative and financial personnel, as well as provisions for doubtful accounts, and outside professional fees.  General and administrative expenses increased 14.1% to $300,000 for the quarter ended March 31, 2004 from $263,000 in the first quarter of fiscal year 2003.

Net Interest Expense.  Interest income represents income earned on the Company’s cash, cash equivalents and marketable securities while interest expense represents interest paid and/or accrued under the Company’s line of credit arrangement and various equipment leasing agreements.  Net interest expense was $3,000 for the quarter ended March 31, 2004 versus net interest expense of $8,000 for the comparable period of last year.

Income Taxes.  Due to positive net income for the years ended December 31, 2003 and 2002, and projected net income for the foreseeable future, Flexi recorded net deferred income tax benefits of $381,000 and $330,000 in 2003 and 2002, respectively.  The deferred income tax benefit recorded in 2003 was partially offset by a provision of $221,000 that was recognized for 2003.  The deferred income tax benefit recorded in the first quarter of March 2004 approximated the provision for income taxes in such quarter, and accordingly, there was no change in the Company’s net deferred income tax asset between December 31, 2003 and March 31, 2004.  The Company has approximately $39 million and $26.9 million of U.S. and foreign net operating loss carryforwards, respectively, which are available to offset any taxable income during the years 2005 through 2021.  The utilization of such net operating loss carryforwards is subject to limitations as a result of ownership changes, and these may result in the expiration of net operating loss carryforwards before they are able to be utilized.  As a result, and because the realization of the deferred income tax asset is also dependent on the generation of future earnings, $27.4 million of the Company’s net deferred income tax asset at March 31, 2004 of $27.9 million has been reserved as of March 31, 2004.

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

As of March 31, 2004, we had cash and cash equivalents of $431,000, a decrease of $401,000 from December 31, 2003 due to payment of accrued bonuses and other accruals along with the prepayment of insurance premiums.  The Company’s working capital deficit at March 31, 2004 and December 31, 2003 approximated  $900,000,

The Company’s operating activities resulted in a net cash outflow of $289,000 for the three-month period ended March 31, 2004 which was mainly the result of an increase in accounts receivable and prepaid expenses and other assets.  The Company’s investing activities resulted in a net cash outflow of $21,000 for the period ended March 31, 2004 from the purchase of property and equipment.  At March 31, 2004, the Company had no material commitments for capital expenditures.  The Company paid $0 in interest during the three-month period ended March 31, 2004.

Flexi’s contractual cash obligations are outlined in the table below including its equipment lease and office rental obligations, as well as payments due under payment terms negotiated with companies for current debt and settlements of payment disputes.  These cash obligations are expected to amount to approximately $53,000 per month for the balance of fiscal 2004.

Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligations…………………...	$ 979	$ 226	$ 398	$ 355
Other Obligations………………………	998	354	218	120	$ 306
Total Contractual Cash Obligations……	$ 1,977	$ 580	$ 616	$ 475	$ 06

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

Dependence on Key Personnel.  The Company’s performance depends substantially on the performance of its Chief Executive Officer, Stefan R. Bothe.  The Company has experienced significant turnover in its management and is therefore operating with a limited group of executive officers and key employees.  In addition, the Company has experienced personnel turnover with respect to its sales force and software professionals.  The Company is dependent on its ability to attract, retain and motivate high-quality personnel, especially its management, sales staff and highly skilled development team.  The loss of the services of the Company’s Chief Executive Officer or other key employees could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company maintains a key person insurance policy on Stefan R. Bothe.

Lengthy Sales Cycle.  The Company’s software is often used for business‑critical purposes, and its implementation involves significant capital commitments by customers.  Potential customers generally commit significant resources to an evaluation of available software and require the Company to expend substantial time, effort and money educating potential customers about the value of the Company’s solutions.  Sales of the Company’s software products requires an extensive education and marketing effort throughout a customer’s organization because decisions to license such software generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each having specific and often conflicting requirements.  A variety of factors, including factors over which the Company has little or no control, may cause potential customers to favor a competing vendor or to delay or forego a purchase.  As a result of these or other factors, the sales cycle for the Company’s products is long, typically ranging between three and nine months.  Due to the length of the sales cycle for its software products, including delays in implementing the Company’s software across several functional and geographic areas of an organization, the Company’s ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transaction could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company’s financial results and condition, primarily foreign currency exchange rates and interest rates on marketable securities.  The Company does not utilize derivative instruments in managing its exposure to such changes.  The Company does not believe that near-term changes in foreign currency exchange rates or interest rates will have a material effect on its future earnings, fair values or cash flows.

Item 4.        Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures performed by the Company’s Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been effective.

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

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is also a party to various disputes and proceedings arising from the ordinary course of general business activities.  Although the final outcome of these matters cannot be determined, management believes that these matters will not have a material adverse impact on the Company’s financial position and/or results of operations.

Item 6.        Exhibits and Reports on Form 8-K

(a)    Exhibits

31    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer

32    Certifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed two Current Reports on Form 8-K.  The first, dated January 30, 2004, responded to Item 7, and the second, dated March 16, 2004, responded to Items 7 and 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXIINTERNATIONAL SOFTWARE, INC.

By /s/ Stefan R. Bothe
Stefan R. Bothe
Chairman of the Board, President,
Chief Executive Officer and
Acting Chief Financial Officer and
Acting Principal Financial Officer
(Principal executive officer)
Date: May 17, 2004

Exhibit 31

CERTIFICATION

 BY CHIEF EXECUTIVE OFFICER AND

ACTING CHIEF FINANACIAL OFFICER

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

          3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

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

                        (b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                        (c)           disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

          5.           I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                        (a)           all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

                        (b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 17, 2004

By /s/ Stefan R. Bothe
Stefan R. Bothe
Chairman of the Board, President,
Chief Executive Officer
(Principal executive officer)

Exhibit 32

Certification Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of FlexiInternational Software, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stefan R. Bothe, as Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By   /s/  Stefan R. Bothe

Stefan R. Bothe

May 17, 2004

